Form 10KSB
period 2006-12-31
Across America Financial Services, Inc.
filed 2007-03-29
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2006

Commission File No. 0-1079974

Across America Financial Services, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8097969
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

700 Seventeenth Street, Suite 1200
Denver, Colorado	80202
(Address of principal executive offices)	(zip code)

(303) 893-1003
(Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Check whether issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [ ]

Indicate by check mark whether the Registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes: [X]      No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]     No [ ].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $-0-. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 23, 2007, was 1,810,476.

FORM 10-KSB
Across America Financial Services, Inc.

References in this document to “Financial Services,” "us," "we," or "Company" refer to Across America Financial Services, Inc.

Forward-Looking Statements

    The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

    When used in this discussion, words such as "believes", "anticipates", "expects", "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

PART I

Item 1. DESCRIPTION OF BUSINESS.

(a) RISK FACTORS

    You should carefully consider the risks and uncertainties described below and the other information in this document before deciding to invest in shares of our common stock.

    The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

If we do not generate adequate revenues to finance our operations, our business may fail.

 We have not generated revenues from our inception. As of December 31, 2006, we had a cash position of $2,000. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

ཉ	our ability to locate mortgage brokerage clients who will use our brokerage services; and

ཉ	our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

The lack of a broker or dealer to create or maintain a market in our stock could adversely impact the price and liquidity of our securities.

 We have no agreement with any broker or dealer to act as a market maker for our securities and there is no assurance that we will be successful in obtaining any market makers. Thus, no broker or dealer will have an incentive to make a market for our stock. The lack of a market maker for our securities could adversely influence the market for and price of our securities, as well as your ability to dispose of, or to obtain accurate information about, and/or quotations as to the price of, our securities.

As our stock will not be listed on Nasdaq or another national exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.

 As we do not intend to list our stock on Nasdaq or another national exchange, our stock will therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with whom the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

 These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of, our common stock.

Issuances of our stock could dilute current shareholders and adversely affect the market price of our common stock, if a public trading market develops.

 We have the authority to issue up to 50,000,000 shares of common stock, 1,000,000 shares of preferred stock, and to issue options and warrants to purchase shares of our common stock without stockholder approval. Although no financing is planned currently, we may need to raise additional capital to fund operating losses. If we raise funds by issuing equity securities, our existing stockholders who receive shares in the spin-off may experience substantial dilution. In addition, we could issue large blocks of our common stock to fend off unwanted tender offers or hostile takeovers without further stockholder approval.

 The issuance of preferred stock by our board of directors could adversely affect the rights of the holders of our common stock. An issuance of preferred stock could result in a class of outstanding securities that would have preferences with respect to voting rights and dividends and in liquidation over the common stock and could, upon conversion or otherwise, have all of the rights of our common stock. Our board of directors' authority to issue preferred stock could discourage potential takeover attempts or could delay or prevent a change in control through merger, tender offer, proxy contest or otherwise by making these attempts more difficult or costly to achieve.

Colorado law and our Articles of Incorporation protect our directors from certain types of lawsuits, which could make it difficult for us to recover damages from them in the event of a lawsuit.

 Colorado law provides that our directors will not be liable to our company or to our stockholders for monetary damages for all but certain types of conduct as directors. Our Articles of Incorporation require us to indemnify our directors and officers against all damages incurred in connection with our business to the fullest extent provided or allowed by law. The exculpation provisions may have the effect of preventing stockholders from recovering damages against our directors caused by their negligence, poor judgment or other circumstances. The indemnification provisions may require our company to use our assets to defend our directors and officers against claims, including claims arising out of their negligence, poor judgment, or other circumstances.

We are Subject to Extensive Regulation.

 Our proposed operations are subject to extensive regulation, supervision and licensing by federal, state and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of our operations. Our lending activities could be subject to the Federal Truth-in-Lending Act and Regulation Z (including the Home Ownership and Equity Protection Act of 1994), the Federal Equal Credit Opportunity Act, as amended, and Regulation B, the Fair Credit Reporting Act of 1970, as amended, the Federal Real Estate Settlement Procedures Act and Regulation X, the Home Mortgage Disclosure Act, the Federal Debt Collection Practices Act and the National Housing Act of 1934, as well as other federal and state statutes and regulations affecting our activities.

 We are also subject to the rules and regulations of, and examinations by, state regulatory authorities with respect to originating and processing loans. These rules and regulations, among other things, impose licensing obligations on us, establish eligibility criteria for mortgage loans, prohibit discrimination, govern inspections and appraisals of properties and credit reports on loan applicants, collection, foreclosure and claims handling, investment and interest payments on escrow balances and payment features, mandate certain disclosures and notices to borrowers and, in some cases, fix maximum interest rates, fees and mortgage loan amounts. Failure to comply with these requirements can lead to loss of approved status, certain rights of rescission for mortgage loans, class action lawsuits and administrative enforcement action.

Competition in the mortgage brokerage industry is intense.

      Our business plan involves acting as a mortgage broker for commercial real estate transactions. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our mortgage brokerage business will depend on our ability to successfully market our services in this highly competitive environment.

      We cannot guarantee that we will be able to do so successfully.

The combined share control position of GDBA Investments, LLLP and Mr. Klemsz’s and his affiliates will limit the ability of other shareholders to influence corporate actions.

     After distribution of our shares to the AARD shareholders, our largest shareholder, GDBA Investments, LLLP, an entity who our President, Mr. Klemsz is employed by, will own 1,178,144 shares and thereby control approximately 65% of our outstanding shares. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 17%. Because these entities together, and GDBA Investments, LLLP individually, will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and our Secretary-Treasurer.

     We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Secretary-Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, Safe Harbor, an entity affiliated with Mr. Klemsz, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace Safe Harbor.

(b) NARRATIVE DESCRIPTION OF THE BUSINESS

    Across America Financial Services, Inc. is a corporation which was formed under the laws of the State of Colorado on December 1, 2005. We are a wholly-owned subsidiary of Across America Real Estate Corp.(“AARD”).

 On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Financial Services to AARD shareholders of record on March 1, 2007 on a pro rata basis. Since AARD’s business is related to the proposed activities of Financial Services, the AARD directors decided it was in the best interest of AARD and Financial Services and AARD's shareholders to spin-off Financial Services to minimize any potential of conflict of interest.

     The shares of Financial Services were owned by AARD, who distributed the Financial Services shares to the AARD shareholders on or about March 23, 2007.

(c) PROPOSED OPERATIONS

General

We are a development stage company. Our development stage began when we approved our business plan on November 9, 2006. Our plan is to act as a mortgage broker for commercial real estate transactions. We will focus on built-to-suit real estate projects for specific retailers. We will first attempt to establish an effective client lending base for which we can provide services. We plan to utilize our relationship with AARD for referrals and the expertise of third party independent contractors who we plan to hire to develop lending opportunities. Each contractor will be expected to utilize his previous contacts in business to develop potential opportunities.

We are presently planning to develop and implement an Internet based operation. We plan to equip our offices with personal computers which will allow our contractors to access e-mail, the Internet, and a collection of applications. We also plan to utilize the most current loan processing software which interfaces directly with the several credit reporting software companies. We believe that this technology will expedite loan processing and closings.

In addition, we plan to develop a web site which will allow realtors to send loan applications directly to us for approval. In the future, we plan to develop enhancements to the web site to permit realtors to use the site to fill out loan applications for prospective borrowers, to check the status of a previously submitted application, and to generally otherwise interact with us during the loan process.

Our proposed system will be established to operate at maximum efficiency to control administrative and associated costs. Therefore, we plan to develop a system which will allow for individual identification, appointment scheduling, credit history records, payment records, itemized expenses as well as associated fees and payment processing. With all data stored on the individual customized electronic record formulated by us at the time of processing, the system would also allow the periodic review of the client=s current condition of the loan and offer alternative solutions to loans that are structured for the short term. We believe that sophisticated electronics data exchange systems are an essential part of the future of mortgage brokerage operations.

  We plan to operate out of one office in the Denver Metropolitan area. We have no specific plans at this point for additional offices.

(d) MARKETS

We are currently focused on to act as a mortgage broker for commercial real estate transactions with build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. To date, we have had no active operations. During 2007 our strategy will focus on developing a project pipeline.

(e) RAW MATERIALS

The use of raw materials is not a material factor in our operations at the present time. We do not expect raw materials to be a material factor in the future.

(f) CUSTOMERS AND COMPETITION

 Our business plan involves acting as a mortgage broker for commercial real estate transactions. This business is highly competitive. There are numerous similar companies providing such services in the United States of America. Our competitors will have greater financial resources and more expertise in this business. Our ability to develop our mortgage brokerage business will depend on our ability to successfully market our services in this highly competitive environment. Currently, we have no customers for our services. We cannot guarantee that we will be able to do so successfully.

(g) BACKLOG

At December 31, 2006, we had no backlogs.

(h) EMPLOYEES

We have no employees other than Mr. Klemsz, our President and Secretary-Treasurer. He plans to devote less than 5% of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

Our member of management who also serves on the Board receives no additional compensation for attending Board meetings.

(i) PROPRIETARY INFORMATION

We own no proprietary information.

(j) GOVERNMENT REGULATION

Since we only act in the capacity of a broker, we do not expect government regulations or laws to have any material impact on us.

(k) RESEARCH AND DEVELOPMENT

We have never spent any amount in research and development activities.

(l) ENVIRONMENTAL COMPLIANCE

Since we only act in the capacity of a broker, we do not expect environmental laws to have any material impact on us.

(m) SUBSEQUENT EVENTS

     On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Financial Services to AARD shareholders of record on March 1, 2007 on a pro rata basis. Effective March 23, 2007, we distributed 1,810,476 shares of Financial Services shares to the AARD shareholders.

(n) HOW TO OBTAIN OUR SEC FILINGS

We file annual, quarterly, and special reports, proxy statements, and other information with the Securities Exchange Commission (SEC). Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov.

Our investor relations department can be contacted at our principal executive office located at our principal office 700 Seventeenth Street, Suite 1200, Denver, Colorado 80202. Our phone number at our headquarters is (303) 893-1003. We currently have no website.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently use the mailing address of the offices of AARD for company use. We plan to occupy separate office facilities and obtain office furniture and equipment in the near future. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

There is currently no public trading market for our securities. We intend to apply to have our common stock listed for quotation on the Over-the-Counter Bulletin Board.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 23, 2007, we had a total of 1,810,476 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

(c) DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

(d) THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

            The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

•	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

•
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

•	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;

•	contains a toll-free telephone number for inquiries on disciplinary actions;

•	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

•	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;
•	the broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

•	the bid and offer quotations for the penny stock;

•	the compensation of the broker-dealer and its salesperson in the transaction;

•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

•	monthly account statements showing the market value of each penny stock held in the customer's account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Certain statements in this Management's Discussion and Analysis of Financial Condition and Results of Operations that are not historical facts are forward-looking statements such as statements relating to future operating results, existing and expected competition, financing and refinancing sources and availability and plans for future development or expansion activities and capital expenditures. Such forward-looking statements involve a number of risks and uncertainties that may significantly affect our liquidity and results in the future and, accordingly, actual results may differ materially from those expressed in any forward-looking statements. Such risks and uncertainties include, but are not limited to, those related to effects of competition, leverage and debt service financing and refinancing efforts, general economic conditions, and changes in applicable laws or regulations. The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this report.

 Our activities have been primarily focused on organization as a development stage enterprise since planned principal operations have not yet commenced. Accordingly, management does not consider the historical results of operations to be representative of our future results of operation. Our development stage began when we approved our business plan on November 9, 2006. Our plan is to act as a mortgage broker for commercial real estate transactions. See “Business.”

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2006, included elsewhere in this Prospectus. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

Use of Estimates in the Preparation of Financial Statements

 The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

 We have had no revenue during the year ended December 31, 2006. Anticipated future operating revenue will represent services in connection acting as a mortgage broker for commercial real estate transactions. Such revenues will be recorded as the services are performed.

Plan of Operation for December 31, 2006 to December 31, 2007

 Financial Services intends to act as a mortgage broker for commercial real estate transactions. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

 We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until March, 2007, as contemplated by our business plan.

Seasonality

 We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until March, 2007.

Results of Operations

 We had no revenue for the year ended December 31, 2006.  Operating expenses during the year ended December 31, 2006 totaled $ 500, consisting of professional fees.

Liquidity and Capital Resources

 At December 31, 2006, we had an unrestricted cash balance of $2,000. Our current assets were $2,000 at December 31, 2006 and our current liabilities totaled $500, resulting in net working capital of $1,500.

Financial Position

 At December 31, 2006, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. Management estimates it will take approximately $35,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2007. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2007, our business may fail.

Trends

 There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our proposed operations. Our management has not made any commitments, which will require any material financial resources.

ITEM 7. FINANCIAL STATEMENTS.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder
Across America Financial Services, Inc.:

We have audited the accompanying balance sheet of Across America Financial Services, Inc. (a development stage company) as of December 31, 2006, and the related statements of operations, changes in shareholder’s equity, and cash flows for the year ended December 31, 2006, from December 1, 2005 (inception) through December 31, 2005, and from December 1, 2005 (inception) through December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Financial Services, Inc. as of December 31, 2006, and the results of its operations and its cash flows for the year ended December 31, 2006, from December 1, 2005 (inception) through December 31, 2005, and from December 1, 2005 (inception) through December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regard to these matters is also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
January 10, 2007

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

Assets
Cash and equivalents	$2,000
Total assets	$2,000

Liabilities and Shareholder's Equity
Liabilities
Accrued liabilities	$500
Total liabilities	500

Shareholder's equity
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized,
2,000,000 shares issued and outstanding	2,000
Deficit accumulated during development stage	(500)
Total shareholder's equity	1,500

Total liabilities and shareholder's equity	$2,000

See Notes to Financial Statements

Across America Financial Services, Inc
(A Development Stage Company)
Statements of Operations
.
		December 1, 2005	December 1, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2006	2005	2006

Operating expenses:
Selling, general and administrative	$500	$-	$500
Total Operating expenses	500	-	500

Loss from operations	(500)	-	(500)

Net loss	$(500)	$-	$(500)

Basic and diluted loss per share	$(0.00)	$(0.00)

Basic and diluted weighted average common
shares outstanding	2,000,000	-

See Notes to Financial Statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Cash Flows

		December 1, 2005	December 1, 2005
		(Inception)	(Inception)
	Year Ended	Through	Through
	December 31,	December 31,	December 31,
	2006	2005	2006
Cash flows from operating activities:
Net loss	$(500)	$—	$(500)
Adjustments to reconcile net income to net cash used by operating activities:
Changes in current assets and current liabilities:
Accounts payable and accrued liabilities	500	—	500
Net cash provided by operating activities	—	—	—

Cash flows from financing activities:
Proceeds from sale of common stock	2,000	—	2,000
Net cash provided by financing activities	2,000	—	2,000

Net change in cash	2,000	—	2,000

Cash and equivalents, beginning of period	—	—	—

Cash and equivalents, end of period	$2,000	$—	$2,000

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

See Notes to Financial Statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholder's Equity

					Deficit
					Accumulated
					During
	Preferred Stock		Common Stock		Development
	Shares	Par Value	Shares	Par Value	Stage	Total

Balance at December 1, 2005 (inception)	—	$—	—	$—	$—	$—
Net loss, period ended December 31, 2005	—	—	—	—	—	—
Balance at December 31, 2005	—	—	—	—	—	—

December 2006, shares sold to parent corporation
($.001/share) (Note 2)	—	—	2,000,000	$2,000	—	2,000
Net loss, year ended December 31, 2006	—	—	—	—	(500)	(500)
Balance at December 31, 2006	—	$—	2,000,000	$2,000	$(500)	$1,500

See Notes to Financial Statements

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)	Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
Across America Financial Services, Inc. (the “Company”) was incorporated in the state of Colorado on December 1, 2005 and is a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”).  The Company commenced operations on November 9, 2006, after the approval of its business plan.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company was organized to provide a nationwide, mortgage commercial brokerage operation. The Company plans to incorporate traditional mortgage brokering with a web-based, automated underwriting system which allows clientele to process loan applications twenty-four hours a day, seven days a week.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with no history of operations, limited assets, and has incurred operating losses since inception. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s continuation as a going concern is dependent upon its ability to obtain additional operating capital, commence operations, provide competitive services, and ultimately to attain profitability. The Company intends to acquire additional operating capital through equity offerings. There is no assurance that the Company will be successful in raising additional funds.

Use of Estimates
The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2006.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2006, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2006, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Income Taxes
The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)	Related Party Transactions

On December 28, 2006, the Company sold 2,000,000 shares of its common stock to its parent corporation, Across America Real Estate Corp., for $2,000, or $.001 per share.

(3)	Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

December 31,
2006
U.S. statutory federal rate	15.00%
State income tax rate, net of federal benefit	3.94%
Net operating loss for which no tax
benefit is currently available	-18.94%
0.00%

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

At December 31, 2006, deferred tax assets consisted of a net tax asset of $95, due to operating loss carryforwards of $500, which was fully allowed for, in the valuation allowance of $95. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the year ended December 31, 2006 and from December 1, 2005 (inception) through December 31, 2005 totaled $95 and $-0-, respectively. The current tax benefit for the year ended December 31, 2006 and from December 1, 2005 (inception) through December 31, 2005 also totaled $95 and $-0-, respectively. The net operating loss carryforward expires through the year 2026.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the deferred tax asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax assets is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

(4)	Subsequent Events

Spin Off
On January 10, 2007, the directors of Across America Real Estate Corp. (“AARD“) approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin off to its shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Financial Services to be issued for each ten shares issued and outstanding of common stock or common stock upon conversion of AARD preferred stock owned by such AARD shareholders as of the Record Date. Since AARD’s business is related to the proposed activities of Financial Services, the AARD directors decided it was in the best interest of AARD and Financial Services and AARD’s shareholders to spin-off Financial Services to minimize any potential of conflict of interest.

The shares of Financial Services are owned by AARD, who will distribute the Financial Services shares once the registration statement is effective with the Securities and Exchange Commission.

Promissory Note and Warrants
In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matures on January 12, 2008. The Company may extend the maturity date by one year upon payment of a renewal fee equal to 1.5% of the then outstanding principal balance due. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

    As of the end of the period covered by this annual report on Form 10-KSB, we evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)). That evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information required to be included in its periodic SEC filings.

Changes in Internal Control over Financial Reporting

We have made no significant change in our internal control over financial reporting during the most recent fiscal quarter covered by this annual report on Form 10-KSB that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our Directors and Executive Officers, their ages and positions held with us as of March 23, 2007 are as follows:

Name:	Age	Position:
Brian L. Klemsz	48	President, Chief Executive Officer, Chief Financial Officer Secretary-Treasurer and Director

     Mr. Klemsz has been the Company’s President, Secretary-Treasurer, and a Director since its inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC, one of our shareholders. He was Chief Investment Officer for GDBA Investments, LLLP, a private investment partnership and the principal shareholder of the Company, from May, 2000 until March, 2007. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

Committees of the Board of Directors

     Currently, we do not have any committees of the Board of Directors.

Director and Executive Compensation
    No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

Employment Agreements

     We have no written employment agreements with any of our executive officers or key employees.

Equity Incentive Plan
    We have not adopted an equity incentive plan, and no stock options or similar instruments have been granted to any of our officers or directors.

Indemnification and Limitation on Liability of Directors

     Our Articles of Incorporation limit the liability of our directors to the fullest extent permitted by Colorado law. Specifically, our directors will not be personally liable to our company or any of its shareholders for monetary damages for breach of fiduciary duty as directors, except liability for (i) any breach of the director's duty of loyalty to the corporation or its shareholders; (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) voting for or assenting to a distribution in violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation if it is established that the director did not perform his duties in compliance with Colorado Revised Statutes Section 7-108-401, provided that the personal liability of a director in this circumstance shall be limited to the amount of distribution which exceeds what could have been distributed without violation of Colorado Revised Statutes Section 7-106-401 or the articles of incorporation; or (iv) any transaction from which the director directly or indirectly derives an improper personal benefit. Nothing contained in the provisions will be construed to deprive any director of his right to all defenses ordinarily available to the director nor will anything herein be construed to deprive any director of any right he may have for contribution from any other director or other person.

     At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.

Item 10. EXECUTIVE COMPENSATION

     No compensation has been paid and no stock options granted to any of our officers or directors in the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of January 10, 2007, information regarding the anticipated future ownership of our common stock after the spin off by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

We had 2,000,000 shares issued and outstanding as of December 31, 2006. The following table reflects our stock ownership assuming the completion of the spin-off of our shares to the shareholders of record of AARD declared January 10, 2007 to be effective March 1, 2007. Each person has sole voting and investment power with respect to the shares shown, except as noted. As of January 10, 2007, AARD had 16,036,625 shares of common stock and 517,000 Series A Convertible Preferred Stock, which is the equivalent of an additional 2,068,000 common shares, for a total of 18,104,625 shares outstanding, on a fully diluted basis. In connection with the spin-off, we estimate that AARD will issue approximately 1,810,476 shares to AARD shareholders. As a result, AARD will cancel and return to authorized shares a total of approximately 189,524 shares, giving the AARD shareholders one hundred percent ownership of us. However, because AARD will be rounding up fractional shares, we will not know the final share numbers until March 1, 2007, the record date of the transaction. For the purposes of this table, we have used 1,810,476 shares as our anticipated total issued and outstanding.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Brian L. Klemsz(3)	314,000	17%
700 17th Street, Suite 1200
Denver, Colorado 80202

GDBA InvestmentsLLLP (4)(5)	1,178,144	65%
700 17th Street, Suite 1200
Denver, Colorado 80202

BOCO Investments, LLC(5)	100,000	6%
103 West Mountain Ave.
Fort Collins, Colorado 80524
____________________
All Officers and (4)	314,000	17%
Directors as a Group
(one person)
____________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)
A total of 194,000 of these shares are owned of record by Sarmat, LLC, which is controlled by Mr. Brian Klemsz, our President. A total of 120,000 shares are owned in the name of family members of Mr. Klemsz.

(4)
A total 1,178,144 shares are owned of record by GDBA Investments, LLLP.  A total of 1,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership.

(5)
On September 28, 2006, GDBA Investments, LLLP and BOCO Investments, LLC each acquired 250,000 shares of AARD Series A Convertible Preferred Stock. Each share of Series A Convertible Preferred Stock is the equivalent of four common shares for conversion purposes. As a result, GDBA Investments, LLLP and BOCO Investments, LLC will each receive an additional 100,0000 common shares in us, in addition to any ownership of common shares. These additional shares are reflected in the total number of shares owned by each entity in us.  Since March, 2007, Mr. Klemsz has been the Chief Investment Officer of BOCO Investments, LLC.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 12, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008.The maturity date of this note may be extended at the option of Safe Harbor for a period of one year following the maturity date provided Safe Harbor receives a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past January 12, 2009. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days for the date of the promissory note.

 We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.

Once the spin-off distribution is affected, the GDBA Investments, LLLP will hold 1,178,144 shares of our issued and outstanding stock, representing approximately 65% of our issued and outstanding common stock. Mr. Klemsz was an employee of GDBA Investments, LLLP. GDBA Investments, LLLP may be deemed a "parent" as defined under the rules and regulations promulgated under the Securities Act. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 17%.

     There were 2,000,000 shares of common stock outstanding at December 31, 2006. To facilitate the one for ten distribution, approximately 189,524 shares will be cancelled for no consideration, leaving a total of approximately 1,810,476 shares issued and outstanding, giving the AARD shareholders one hundred percent ownership of us.

     We use the mailing address of the offices of AARD for our mailing address. No expense provision for this use has been provided since it has been determined that it is immaterial.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

     The following financial information is filed as part of this report:

(a) (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:
Exhibit Number	Description

3.1*	Articles of Incorporation

3.2*	Bylaws

4.1*	Warrant dated January 12, 2007 for Safe Harbor Business Development Company

10.1*	Promissory note dated January 12, 2007 with Safe Harbor Business Development Company

31.1	Certification of CEO/CFO pursuant to Sec. 302

32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, March 2, 2007.

     (b) Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2006.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck, P.C., Certified Public Accountants, billed an aggregate of $500 for the year ended December 31, 2006 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result its entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

     In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 29, 2007.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)