Form 10QSB
period 2007-03-31
Across America Financial Services, Inc.
filed 2007-05-15
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2007

Commission File No. 000-52530

Across America Financial Services, Inc.
(Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8097969
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

700 17th Street, Suite 1200
Denver, Colorado	80202
(Address of principal executive offices)	(zip code)

(303) 893-1003
(Registrant's telephone number, including area code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]    No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X]    No []

As of May 1, 2007, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):   Yes [ ]    No [X]

FORM 10-QSB
Across America Financial Services, Inc.

PART I FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Financial Services, Inc. and its subsidiaries.

ITEM 1. FINANCIAL STATEMENTS

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)
March 31, 2007

Assets
Cash and cash equivalents	$15,334
Deposits	3,791
Total assets	$19,125

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities	15,536
Note payable, related party (note 3)	40,049
Total liabilities	$55,585

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,
-0- shares issued and outstanding	-
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(38,884)
Total shareholders' deficit	$(36,460)

Total liabilities and shareholders deficit	$19,125

  See accompanying notes to unaudited financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

			December 1,
			2005
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007

Operating expenses:
Selling, general and administrative	$38,335	$-	$38,835
Total operating expenses	38,335	-	38,835

Loss from operations	(38,335)	-	(38,835)

Non-operating expense:
Interest expense, related party (note 3)	(49)	-	(49)
Loss before income taxes	(38,384)	-	(38,884)

Net loss	$(38,384)	$-	$(38,884)

Basic and diluted loss per share	$(0.02)	$-

Basic and diluted weighted average common
shares outstanding	2,000,000	-

See accompanying notes to unaudited financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			December 1,
			2005
			(Inception)
	Three Months Ended		Through
	March 31,		March 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(38,384)	$-	$(38,884)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Accounts payable and accrued liabilities	15,085	-	15,585
Net cash (used in) operating activities	(22,875)	-	(22,875)

Cash flows from investing activities:
Payment of deposits	(3,791)	-	(3,791)
Net cash (used in) investing activities	(3,791)	-	(3,791)

Cash flows from financing activities:
Proceeds from sale of common stock	—	-	2,000
Proceeds from note payable, related party (note 3)	40,000	-	40,000
Net cash provided by financing activities	40,000	-	42,000
Net change in cash	13,334	-	15,334

Cash and cash equivalents, beginning of period	2,000	-	-

Cash and cash equivalents, end of period	$15,334	$-	$15,334

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the quarter ended March 31, 2007

	Preferred Stock		Common Stock		Additional
		Par		Par	Paid-in	Retained
	Shares	Value	Shares	Value	Captial	Earnings	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, quarter ended
March 31, 2007	-	-	-	-	-	(38,384)	(38,384)

Balance at March 31, 2007	-	$-	1,810,476	1,810	$614	$(38,884)	$(36,460)

See accompanying notes to unaudited financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
Across America Financial Services, Inc. (the “Company”) was incorporated in the state of Colorado on December 1, 2005 and was formerly a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”).  The Company commenced operations on November 9, 2006, after the approval of its business plan.

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

Across America Financial Services, Inc. (the “Company”, or “Financial Services”) was incorporated in the state of Colorado on December 1, 2005 and  was formerly a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”). The Company commenced operations on November 9, 2006, after the approval of its business plan.

The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”.

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended December 31, 2006 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2) Income Taxes
The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Across America Financial Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

(3) Related Party Transactions

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
As of March 31, 2007 our total outstanding principal and interest due to our notes payable is as follows:

For the quarter
Ending
March 31, 2007
Principal	$40,000
Interest	49
$40,049

Across America Financial Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

(4) Stockholders’ Equity

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

The spin off was completed on March 21, 2007. As of March 31, 2007 the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

(5) Warrant Expense
On January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

The fair value of the each warrant was calculated on the grant date of January 12, 2007 using the Black-Scholes model and was valued at $0.0021 using the following assumptions and inputs:

Quarter Ended March 31,
2007

Risk free interest rate	4.76%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	0.00%
Fair Value	$0.0021

There are a number of assumptions and estimates used in calculating the fair value of warrants. These include the expected term of the warrant, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information. The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the warrants or award being valued. Across America Financial Services, Inc. does not currently pay a dividend on its common stock , nor does the Company expect to pay a dividend on its common stock.

We accrue the warrant expense in the period in which the warrants are issued. The total amount of compensation calculated for the full amount of warrants granted and accrued is $424. This expense was recorded in Selling, general and administrative on the Statements of Operations.

Warrant activity through the quarter ended March 31, 2007 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2006	-	-	-	-	-	-	-	-

Activity during 2007:
Granted	200,000	0.01	-	-	200,000	0.01	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at March 31, 2007	200,000	0.01	4.8	-	200,000	0.01	4.8	-

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion of our financial condition and results of operations should be read in conjunction with, and is qualified in its entirety by, the consolidated financial statements and notes thereto included in, Item 1 in this Quarterly Report on Form 10-QSB. This item contains forward-looking statements that involve risks and uncertainties. Actual results may differ materially from those indicated in such forward-looking statements.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise. However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Report on Form 10-SB, and Annual Reports on Form 10-KSB, Quarterly reports on Form 10-QSB and any Current Reports on Form 8-K.

Risk Factors

You should carefully consider the risks and uncertainties described below; and all of the other information included in this document. Any of the following risks could materially adversely affect our business, financial condition or operating results and could negatively impact the value of your investment.

The occurrence of any of the following risks could materially and adversely affect our business, financial condition and operating result. In this case, the trading price of our common stock could decline and you might lose all or part of your investment.

If we do not generate adequate revenues to finance our operations, our business may fail.

 We have not generated revenues from our inception. As of March 31, 2006, we had a cash position of $15,334. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

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

Overview and History

     We were formed under the laws of the State of Colorado on December 1, 2005. Until March 23, 2007, we were a wholly-owned subsidiary of Across America Real Estate Corp.(“AARD”).  On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Financial Services to AARD shareholders of record on March 1, 2007 on a pro rata basis. Since AARD’s business is related to the proposed activities of Financial Services, the AARD directors decided it was in the best interest of AARD and Financial Services and AARD's shareholders to spin-off Financial Services to minimize any potential of conflict of interest.

The shares of Financial Services were owned by AARD, who distributed our shares to the AARD shareholders on or about March 23, 2007.

     Our principal business address is 700 17th Street, Suite 1200, Denver, Colorado 80202. We are a development stage company. Our development stage began when we approved our business plan on November 9, 2006. Our plan is to act as a mortgage broker for commercial real estate transactions. We will focus on built-to-suit real estate projects for specific retailers. We will first attempt to establish an effective client lending base for which we can provide services. We plan to utilize our relationship with AARD for referrals and the expertise of third party independent contractors who we plan to hire to develop lending opportunities. Each contractor will be expected to utilize his previous contacts in business to develop potential opportunities.

     We have not been subject to any bankruptcy, receivership or similar proceeding.

Results of Operations

     The following discussion involves our results of operations for the quarters ending March 31, 2007 and March 31, 2006. We had no revenues for the quarter ended March 31, 2007 or for the fiscal quarter ended March 31, 2006.

     We had no Cost of Sales during those periods.

      Selling, general and administrative costs were $38,335 for the quarter ended March 31, 2007, compared to $ -0- for the quarter ended March 31, 2006. Most of the costs were attributable professional fees relating to our recent public offering. We do not anticipate these professional fees to be as significant in the future. However we believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

      We had a net loss of $ 38,384 for the three months ended March 31, 2007 compared to a net loss of $ -0- for the three months ended March 31, 2006. The increased losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

      Our cash balance on March 31, 2007 was $15,334. This compares to a cash balance of $ -0- on March 31, 2006. Our plan is to act as a mortgage broker for commercial real estate transactions.  We will be dependent on our ability to market our services in order to generate revenue for our operations.

      We had $22,875 cash used in operating activities, $3,791 cash used in investing activities and $40,000 provided by financing activities for the three months ended March 31, 2007. We had no cash used in/provided by operating activities or used in/provided by financing activities or cash used in/provided by investing activities for the three months ended March 31, 2006. Management believes that this situation will change as we develop our business plan.

     Management continues to assess our capital resources in relation to its ability to fund continued operations on an ongoing basis. As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and growth.

Plan of Operation for December 31, 2006 to December 31, 2007

     We intend to act as a mortgage broker for commercial real estate transactions. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

     We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until June, 2007, as contemplated by our business plan.

Seasonality

     We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until March, 2007.

Critical Accounting Policies

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make a number of estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions affect the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate estimates and assumptions based upon historical experience and various other factors and circumstances. We believe our estimates and assumptions are reasonable in the circumstances; however, actual results may differ from these estimates under different future conditions.

      We believe that the estimates and assumptions that are most important to the portrayal of our financial condition and results of operations, in that they require subjective or complex judgments, form the basis for the accounting policies deemed to be most critical to us. These relate to bad debts, impairment of intangible assets and long lived assets, contractual adjustments to revenue, and contingencies and litigation. We believe estimates and assumptions related to these critical accounting policies are appropriate under the circumstances; however, should future events or occurrences result in unanticipated consequences, there could be a material impact on our future financial conditions or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, based on an evaluation of our disclosure controls and procedures (as defined in Rules 13a -15(e) and 15(d)-15(e) under the Exchange Act), our Chief Executive Officer and the Chief Financial Officer has concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the applicable time periods specified by the SEC’s rules and forms.

     There were no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There are no legal proceedings, to which we are a party, which could have a material adverse effect on our business, financial condition or operating results.

ITEM 2. CHANGES IN SECURITIES
None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None

ITEM 5. OTHER INFORMATION

               None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 23, 2007 for Safe Harbor Development Company*
10.1	Promissory Note dated January 23, 2007 with Safe Harbor Development Company*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on March 2, 2007.

Reports on Form 8-K

We filed no under cover of Form 8-K for the fiscal quarter ended March 31, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

Date: MAY 14, 2007	By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)