Form 10QSB
period 2007-06-30
Across America Financial Services, Inc.
filed 2007-08-13
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2007

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

As of  August 1, 2007, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The common stock of this Company is listed on the Bulletin Board under the symbol AAFS but has not yet traded in a public market.

Transitional Small Business Disclosure Format (check one):    Yes [ ]      No [X]

FORM 10-QSB
Across America Financial Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Financial Services, Inc. and its subsidiaries.

ITEM 1.  FINANCIAL STATEMENTS

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)
June 30, 2007

Assets
Cash and cash equivalents	$6,217
Deposits	3,164
Total assets	$9,381

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities	$5,150
Note payable, related party (note 3)	51,981
Total liabilities	57,131

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(50,174)
Total shareholders' deficit	(47,750)

Total liabilities and shareholders deficit	$9,381

The accompanying notes are an integral part of the financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)
					December 1,
					2005
					(Inception)
	Three Months Ended		Six Months Ended		Through
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007

Operating expenses:
Selling, general and administrative	$9,358	$-	$47,693	$-	$48,193
Total operating expenses	9,358	-	47,693	-	48,193

Loss from operations	(9,358)	-	(47,693)	-	(48,193)

Non-operating expense:
Interest expense, related party (note 3)	(1,932)	-	(1,981)	-	(1,981)
Loss before income taxes	(11,290)	-	(49,674)	-	(50,174)

Net loss	$(11,290)	$-	$(49,674)	$-	$(50,174)

Basic and diluted loss per share	$(0.01)	$-	$(0.03)	$-

Basic and diluted weighted average common
shares outstanding	1,810,476	-	1,810,476	-

The accompanying notes are an integral part of the financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
			December 1,
			2005
			(Inception)
	Six Months Ended		Through
	June 30,		June 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(49,674)	$-	$(50,174)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(3,164)	-	-
Accounts payable and accrued liabilities	6,582	-	7,131
Net cash (used in) operating activities	(45,832)	-	(42,619)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 3)	50,049	-	50,000
Net cash provided by financing activities	50,049	-	52,000
Net change in cash	4,217	-	6,217

Cash and cash equivalents, beginning of period	2,000	-	—

Cash and cash equivalents, end of period	$6,217	$-	$6,217

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the six months ended June 30, 2007
						Deficit Accumulated
	Preferred Stock		Common Stock		Additional	Earnings During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, six months ended
June 30, 2007	-	-	-	-	-	(49,674)	(49,674)

Balance at June 30, 2007	-	$-	1,810,476	$1,810	$614	$(50,174)	$(47,750)

The accompanying notes are an integral part of the financial statements.

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

As of June 30, 2007 our total outstanding principal and interest due to our notes payable is as follows:

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

As of June 30, 2007

Principal	$50,000
Interest	1,981
$51,981

(4)   Stockholders Equity

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

The spin off was completed on March 21, 2007.  As of June 30, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Quarter Ended June 30,
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

Balance, at June 30,
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

The occurrence of any of the following risks could materially and adverselyaffect our business, financial condition and operating result. In this case,the trading price of our common stock could decline and you might lose all orpart of your investment.

If we do not generate adequate revenues to finance our operations, our business may fail.

 We have not generated revenues from our inception. As of June 30, 2007, we had a cash position of $6,217 . Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

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

 For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

❒	our ability to locate mortgage brokerage clients who will use our brokerage services; and

❒	our ability to generate revenues.

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

     After distribution of our shares to the AARD shareholders, our largest shareholder, GDBA Investments, LLLP, an entity who our President, Mr. Klemsz is employed by, will own 1,178,144 shares and thereby control approximately 65% of our outstanding shares. Mr. Klemsz, through Sarmat, LLC and his family, will own 329,000 shares, or approximately 18%. Because these entities together, and GDBA Investments, LLLP individually, will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

Results of Operations

The following discussion involves our results of operations for the three months ended June 30, 2007 and June 30, 2006.  We had no revenues for the three months ended June 30, 2007 or for the three months ended June 30, 2006. We had no revenues for the six months ended June 30, 2007 or for the six months ended June 30, 2006.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $9,358 for the three months ended June 30, 2007, compared to $ -0- for the three months ended June 30, 2006. Selling, general and administrative costs were $47,693 for the six months ended June 30, 2007, compared to $ -0- for the six months ended June 30, 2006.   Most of the costs were attributable professional fees relating to to filing of  our periodic reports.  We do not anticipate these professional fees to be as significant in the future. However we believe .that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $11,290 for the three months ended June 30, 2007 compared to a net loss of $ -0- for the three months ended June 30, 2006. We had a net loss of $49,674 for the six months ended June 30, 2007 compared to a net loss of $ -0- for the six months ended June 30, 2006.   The increased losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on June 30, 2007 was $6,217.  This compares to a cash balance of $ -0- on June 30, 2006.  Our plan is to act as a mortgage broker for commercial real estate transactions.  We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had $45,832 cash used in operating activities and $50,049 provided by financing activities for the six months ended June 30, 2007.  We had no cash used in/provided by operating activities or used in/provided by financing activities or cash used in/provided by investing activities for the six months ended June 30, 2006.   Management believes that this situation will change as we develop our business plan.

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

We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until September, 2007.

Recent problems in the national credit markets have caused our management to begin to reassess our original business plan. The contraction of available credit by major lending institutions, particularly with respect to mortgage lending, may negatively imparct our ability to act as a third party representative for the placement of loans.  Our business plan relies upon our ability to place loans for a fee on the behalf of commercial real estate borrowers with senior lenders.  The contraction of available credit placement opportunities places our proposed revenue model at risk. We are currently re-evaluating the original business plan to assess its ongoing viability. We have made no definitive decisions at this point, however.

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
   None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
   None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
   None

ITEM 5.  OTHER INFORMATION
                   None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 12, 2007 for Safe Harbor Development Company*
10.1	Promissory Note dated January 12, 2007 with Safe Harbor Development Company*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on March 2, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended June 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

Date: AUGUST 13, 2007	By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and
Director (Principal Executive, Accounting and Financial Officer)