Form 10QSB
period 2006-09-30
Across America Financial Services, Inc.
filed 2007-11-08
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2007

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

As of October 1, 2007, registrant had outstanding 1,810,476 shares of the registrant’s common stock.  The securities of this Company do not trade in a public market.

Transitional Small Business Disclosure Format (check one):    Yes [ ]      No [X]

FORM 10-QSB
Across America Financial Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Financial Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheet
(unaudited)
September 30, 2007

Assets
Cash and cash equivalents	$8,610
Prepaid Expenses	2,537
Total assets	$11,147

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities	$1,766
Note payable, related party (note 3)	61,973
Total liabilities	63,739

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(55,016)
Total shareholders' deficit	(52,592)

Total liabilities and shareholders deficit	$11,147

See accompanying notes to unaudited financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations					December 1,
(unaudited)					2005
					(Inception)
	Three Months Ended		Nine Months Ended		Through
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007

Operating expenses:
Selling, general and administrative	$2,869	$-	$50,562	$-	$51,062
Total operating expenses	2,869	-	50,562	-	51,062

Loss from operations	(2,869)	-	(50,562)	-	(51,062)

Non-operating expense:
Interest expense, related party (note 3)	(1,973)	-	(3,954)	-	(3,954)
Loss before income taxes	(4,842)	-	(54,516)	-	(55,016)

Net loss	$(4,842)	$-	$(54,516)	$-	$(55,016)

Basic and diluted loss per share	$(0.00)	$-	$(0.03)	$-

Basic and diluted weighted average common
shares outstanding	1,810,476	-	1,810,476	-

See accompanying notes to unaudited financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)			December 1,
Statements of Cash Flows			2005
(Unaudited)			(Inception)
	Nine Months Ended		Through
	September 30,		September 30,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(54,516)	$-	$(55,016)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(2,537)		(2,537)
Accounts payable and accrued liabilities	3,239	-	3,739
Net cash (used in) operating activities	(53,390)	-	(53,390)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 3)	60,000	-	60,000
Net cash provided by financing activities	60,000	-	62,000
Net change in cash	6,610	-	8,610

Cash and cash equivalents, beginning of period	2,000	-	—

Cash and cash equivalents, end of period	$8,610	$-	$8,610

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$1,981	$-	$1,981

See accompanying notes to unaudited financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the nine months ended September 30, 2007

	Preferred Stock		Common Stock		Additional	Deficit Accumulated
		Par		Par	Paid-in	Earnings During
	Shares	Value	Shares	Value	Captial	Development Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, nine months ended
September 30, 2007	-	-	-	-	-	(54,516)	(54,516)

Balance at September 30, 2007	-	$-	1,810,476	$1,810	$614	$(55,016)	$(52,592)

See accompanying notes to unaudited financial statements.

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

As of September 30, 2007 our total outstanding principal and interest due to our notes payable is as follows:

As of September 30, 2007

Principal	$60,000
Interest	1,973
$61,973

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

The spin off was completed on March 21, 2007.  As of September 30, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Quarter Ended September 30,
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

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2006
	-	-	-	-	-	-	-	-

Activity during 2007:
Granted	200,000	0.01		-	200,000	0.01	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at September 30, 2007
	200,000	0.01	4.8	-	200,000	0.01	4.8	-

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

 We have not generated revenues from our inception. As of September 30, 2007, we had a cash position of $8,610.  Operating costs are expected to range between $30,000 and $60,000, for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

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

 For the fiscal year ended December 31, 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

•	our ability to locate mortgage brokerage clients who will use our brokerage services; and

•	our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $60,000 for the fiscal year ending December 31, 2007. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

Results of Operations

The following discussion involves our results of operations for the nine months ended September 30, 2007 and September 30, 2006.  We had no revenues for the nine months ended September 30, 2007 or for the nine months ended September 30, 2006.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $2,869 for the three months ended September 30, 2007, compared to $ -0- for the three months ended September 30, 2006. Selling, general and administrative costs were $50,562 for the nine months ended September 30, 2007, compared to $ -0- for the nine months ended September 30, 2006.   Most of the costs were attributed to professional fees relating to filing of our periodic reports.  We do not anticipate these professional fees to be as significant in the future. However we believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $4,842 for the three months ended September 30, 2007 compared to a net loss of $-0- for the three months ended September 30, 2006. We had a net loss of $54,516 for the nine months ended September 30, 2007 compared to a net loss of $-0- for the nine months ended September 30, 2006.   The increased losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on September 30, 2007 was $8,610.  This compares to a cash balance of $ -0- on September 30, 2006.  Our plan is to act as a mortgage broker for commercial real estate transactions.  We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had $53,390 cash used in operating activities and $60,000 provided by financing activities for the nine months ended September 30, 2007.  We had no cash used in/provided by operating activities or used in/provided by financing activities or cash used in/provided by investing activities for the nine months ended September 30, 2006.   Management believes that this situation will change as we develop our business plan.

Management continues to assess our capital resources in relation to its ability to fund continued operations on an ongoing basis.  As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and growth.

Plan of Operation for December 31, 2006 to December 31, 2007

 We intend to act as a mortgage broker for commercial real estate transactions. Our operating costs are expected to range between $30,000 and $60,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is due January 12, 2008, with a possible extension ending January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

We generated no revenues during the year ended December 31, 2006, and management does not anticipate any revenues until January, 2008.

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

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 12, 2007 for Safe Harbor Development Company*
10.1	Promissory Note dated January 12, 2007 with Safe Harbor Development Company*
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

_______________

       * Previously filed under cover of Form SB-2 on March 2, 2007.

Reports on Form 8-K

We filed no under cover of Form 8K for the fiscal quarter ended September 30, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

Date: November 8, 2007	By:	/s/ /s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)