Form 10KSB
period 2007-12-31
Across America Financial Services, Inc.
filed 2008-03-31
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB
Annual Report Under Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Fiscal Year Ended: December 31, 2007

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

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $316,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 28, 2008, was 1,810,476.

FORM 10-KSB
Across America Financial Services, Inc.

References in this document to “Financial Services,” "us," "we," or "Company" refer to Across America Financial Services, Inc.

Forward-Looking Statements

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation, our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect or preclude clients from using us for certain applications; delays our introduction of new products or services; and our failure to keep pace with our competitors.

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

 We have not generated revenues from our inception. As of December 31, 2007, we had a cash position of $5,388. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include legal, accounting and other contract services. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which is now due January 12, 2009. If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal years ended December 31, 2007 and 2006, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

-	our ability to locate mortgage brokerage clients who will use our brokerage services; and

-	our ability to generate revenues.

 Based upon current plans, we expect to incur operating losses in future periods because we will be incurring expenses and not generating sufficient revenues. We expect our operating costs to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. We cannot guarantee that we will be successful in generating sufficient revenues or other funds in the future to cover these operating costs. Failure to generate sufficient revenues will cause us to go out of business.

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

 As we do not intend to list our stock on Nasdaq or another national exchange, our stock will therefore be subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with which the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

     After distribution of our shares to the AARD shareholders, our largest shareholder, GDBA Investments, LLLP, will own 1,178,144 shares and thereby control approximately 65% of our outstanding shares. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 17%. Because these entities together, and GDBA Investments, LLLP individually, will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

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

    On January 10, 2007, the directors of AARD approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Real Estate Exchange to AARD shareholders of record on March 1, 2007 on a pro rata basis. Since AARD’s business is related to the proposed activities of Real Estate Exchange, the AARD directors decided it was in the best interest of AARD and Real Estate Exchange and AARD’s shareholders to spin-off Real Estate Exchange to minimize any potential of conflict of interest. The shares of Real Estate Exchange were owned by AARD, who distributed a total of 1,810,476 shares to the AARD shareholders on or about March 23, 2007.

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

Our proposed system will be established to operate at maximum efficiency to control administrative and associated costs. Therefore, we plan to develop a system which will allow for individual identification, appointment scheduling, credit history records, payment records, itemized expenses as well as associated fees and payment processing. With all data stored on the individual customized electronic record formulated by us at the time of processing, the system would also allow the periodic review of the clients current condition of the loan and offer alternative solutions to loans that are structured for the short term. We believe that sophisticated electronics data exchange systems are an essential part of the future of mortgage brokerage operations.

 We plan to operate out of one office in the Denver Metropolitan area. We have no specific plans at this point for additional offices.

(d) MARKETS

We are currently focused on to act as a mortgage broker for commercial real estate transactions with build-to-suit single pad, small box retail projects for national and regional retailers throughout the United States. To date, we have had no active operations. During 2008 our strategy will focus on developing a project pipeline.

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

(g) BACKLOG

At December 31, 2007, we had no backlogs.

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

(m)  HOW TO OBTAIN OUR SEC FILINGS

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

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

(a) PRINCIPAL MARKET OR MARKETS

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol AAEX. The common stock began trading in December, 2007.  The high and low bid quotation for our common stock through December 31, 2007 was $1.25 and $0.25.

(b) APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 23, 2008, we had a total of 1,810,476 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

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

Critical Accounting Policies

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2007, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

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

Revenue Recognition

 We have had no revenue during the years ended December 31, 2007 and 2006. Anticipated future operating revenue will represent services in connection acting as a mortgage broker for commercial real estate transactions. Such revenues will be recorded as the services are performed.

Plan of Operation for December 31, 2007 to December 31, 2008

 Financial Services intends to act as a mortgage broker for commercial real estate transactions. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2007. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2007, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to January 12, 2009.  If we are unable to raise funds to cover any operating deficit after fiscal year ending January 12, 2009, our business may fail.

    We generated no revenues during the years ended December 31, 2007 and 2006, and management does not anticipate any revenues until June 2008, at the earliest.

Seasonality

 We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until June, 2008.

Results of Operations

We had no revenue for the years ended December 31, 2007 and 2006. Operating expenses during the years ended December 31, 2007  and 2006 totaled $60,611 and $500, respectively. The operating expenses consisted of interest expense and professional fees in 2007 and professional fees in 2006.

Liquidity and Capital Resources

 At December 31, 2007, we had an unrestricted cash balance of $5,388.

 Net cash used in operating activities was $56,612 for the fiscal year ended December 31, 2007. This consisted of consisted of interest expense and professional fees in 2007

    Net cash provided by financing activities was $60,000 for the fiscal year ended December 31, 2007. This amount represented the advance on our promissory note.

Financial Position

 At December 31, 2007, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to January 12, 2009. Management estimates it will take approximately $35,000 - $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after fiscal year 2007. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2007, our business may fail.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Across America Financial Services, Inc.

We have audited the accompanying balance sheet of Across America Financial Services, Inc. as of December 31, 2007, and the related statements of operations, changes in shareholders’ equity, and cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2005 (inception) through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Financial Services, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the years ended December 31, 2007 and 2006, and the period from December 1, 2005 (inception) through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has no history of operations, limited assets, and has incurred operating losses since inception. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 28, 2008

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

Assets
Cash and cash equivalents (note 1)	$5,388
Prepaid expenses	1,910
Total assets	$7,298

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$3,717
Note payable, related party (note 2)	62,268
Total liabilities	65,985

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614
Deficit accumulated during development stage	(61,111)
Total shareholders' deficit	(58,687)

Total liabilities and shareholders' deficit	$7,298

See accompanying notes to financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations
	For the year ended December 31,		December 1,
	2007	2006	2005 (Inception) Through December 31, 2007

Operating expenses:
Selling, general and administrative (note 6)	$54,389	$500	$54,889
Total operating expenses	54,389	500	54,889

Loss from operations	(54,389)	(500)	(54,889)

Non-operating expense:
Interest expense, related party (note 2)	(6,222)	-	(6,222)
Loss before income taxes	(60,611)	(500)	(61,111)

Net loss	$(60,611)	$(500)	$(61,111)

Basic and diluted loss per share	$(0.03)	$-

Basic and diluted weighted average common
shares outstanding	1,853,054	2,000,000

See accompanying notes to financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
for the years ended December 31, 2007 and 2006						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$-	$-

December 2006, shares sold to parent corporation
($.001/share)	-	-	2,000,000	2,000	-

Net loss, year ended December 31, 2006	-	-	-	-	-	(500)	(500)

Balance at December 31, 2006	-	-	2,000,000	2,000	-	(500)	1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(60,611)	(60,611)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(61,111)	$(58,687)

See accompanying notes to financial statements

Across America Financial Services, Inc.
(A Development Stage Company)			December 1,
Statements of Cash Flows			2005
			(Inception)
	Year ended		Through
	December 31,		December 31,
	2007	2006	2007
Cash flows from operating activities:
Net loss	$(60,611)	$(500)	$(61,111)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	424	-	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(1,910)	-	(1,910)
Accounts payable and accrued liabilities	5,485	500	5,985
Net cash (used in) operating activities	(56,612)	-	(56,612)

Cash flows from financing activities:
Proceeds from sale of common stock	-	2,000	2,000
Proceeds from note payable, related party (note 2)	60,000	-	60,000
Net cash provided by financing activities	60,000	2,000	62,000
Net change in cash	3,388	2,000	5,388

Cash and cash equivalents, beginning of year	2,000	-	—

Cash and cash equivalents, end of year	$5,388	$2,000	$5,388

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$3,953	$-	$3,953

See accompanying notes to financial statements

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(1)   Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization and Basis of Presentation
Across America Financial Services, Inc. (the “Company”) was incorporated in the state of Colorado on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp. (“AARD”).  The Company commenced operations on November 9, 2006, after the approval of its business plan.

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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2007.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2007, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2007, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined.  FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes.  The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  No prior periods are yet subject to examination as the initial returns for the Company have not yet been filed.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.  In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

Fiscal Year-end
The Company operates on a December 31 year-end.

(2)  Related Party Transactions

On December 28, 2006, the Company sold 2,000,000 shares of its common stock to its parent corporation, Across America Real Estate Corp., for $2,000, or $.001 per share.

Promissory Note and Warrants

In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a $250,000 loan. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matures on January 12, 2008. The maturity of the note has been extended to January 12, 2009.  The renewal fee of 1.5% of the then outstanding principal balance due is payable April 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance (see Note 5).

As of December 31, 2007 the total principal and accrued interest owed on our note payable is as follows:

As of December 31, 2007

Principal	$60,000
Accrued interest	2,268
$62,268

(3)  Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

	December	December
	2007	2006
U.S. statutory federal rate	16.35%	15.00%
State income tax rate, net of federal benefit	3.87%	3.94%
Net operating loss for which no tax
Benefit is currently available	-20.22%	-18.94%
	0.00%	0.00%

At December 31, 2007, deferred tax assets consisted of a net tax asset of $12,352, based on an operating loss inception to date of $61,111, which was fully allowed for, in the valuation allowance of $12,352. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.  The change in the valuation allowance for the periods ended December 31, 2007 and 2006 totaled $12,257 and $95, respectively.  The net operating loss carryforward expires through the year 2027.

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

Should the Company undergo an ownership change as defined in Section 382 of the Internal Revenue Code, the Company’s tax net operating loss carryforward generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(4)   Stockholders Equity

On January 10, 2007, the directors of Across America Real Estate Corp. (“AARD“) approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, a spin off to its shareholders of record as of March 1, 2007 (the “Record Date”), on a pro rata basis, with one share each of Financial Services to be issued for each ten shares issued and outstanding of common stock or common stock upon conversion of AARD preferred stock owned by such AARD shareholders as of the Record Date. Since AARD’s business is related to the proposed activities of Financial Services, the AARD directors decided it was in the best interest of AARD and Financial Services and AARD’s shareholders to spin-off Financial Services to minimize any potential conflict of interest.

The spin off was completed on March 21, 2007.  As of December 31, 2007 the total shares issued and outstanding is 1,810,476.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Year ended
December 31,
2007

Risk free interest rate	4.76%
Expected life	5.0
Dividend yield	0.00%
Expected volatility	0.00%
Fair Value	$0.0021

There are a number of assumptions and estimates used in calculating the fair value of warrants. These include the expected term of the warrant, the expected volatility and the risk free interest rate. These assumptions are included in the charts above. The basis for our expected volatility and expected term estimates is a combination of our historical information.   The risk-free interest rate is based upon yields of U.S. Treasury strips with terms equal to the expected life of the warrants or award being valued. Across America Financial Services, Inc. does not currently pay a dividend on its common stock.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

		Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2006	-	-	-	-	-	-	-	-

Activity during 2007:
Granted	200,000	0.01		-	200,000	0.01	-	-
Expired/Cancelled	-				-	-	-	-
Forfeited	-				-	-	-	-
Exercised	-				-	-	-	-

Balance, at December 31,
2007	200,000	0.01	4.0	-	200,000	0.01	4.0	-

Warrant expense was recorded in 2007, the period in which the warrants vested. The total amount of expense calculated for the warrants issued totaled $424.  This expense was recorded in Selling, general and administrative on the Statements of Operations.

(6)    Operating Expenses

The total selling, general and administrative expense recorded on the financials for the period ending December 31, 2007 and December 31, 2006 was $54,389 and $500 respectively.   The major components operating expense are as follows:

	For the year ended
Expense	December	December
Type	2007	2006
Professional fees	$52,595	$500
Warrant expense	424	-
Other	1,370	-
Total Selling, general and administrative	$54,389	$500

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(7)   Subsequent Events

The maturity date for the Safe Harbor note payable has been extended to January 12, 2009.  The renewal fee is due and payable in April 2008.

ITEM 8. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 8A. CONTROLS AND PROCEDURES.

 Management’s Annual Report on Internal Control over Financial Reporting

    As required by Rule 13a-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures and our internal control over financial reporting as of December 31, 2007, being the date of our most recently completed fiscal year end. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures and our internal control over financial reporting are effective to ensure, among other things, that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated, recorded, processed, communicated, and reported within the time periods specified by the rules and forms of the Securities and Exchange Commission.

    The term “internal control over financial reporting” is defined as a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of assets;

(2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(3)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

    Changes in Internal Control over Financial Reporting

    During our most recently completed fiscal year ended December 31, 2007, there were no changes that had a material effect on, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Our sole Director and Executive Officer, his age and positions held with us as of March 23, 2008 are as follows:

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

Employment Agreements

    We have no written employment agreements with any of our executive officer or key employee.

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

Item 10. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to our officer and director in the last three fiscal years.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of March 28, 2008, information regarding the anticipated future ownership of our common stock after the spin off by:

*	persons who own more than 5% of our common stock;

*	each of our directors and each of our executive officers; and

*	all directors and executive officers as a group.

As of March 28, 2008, there were a total of 1,810,476 common shares issued and outstanding.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 12, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to  January 12, 2009.  The Company paid a renewal fee equal to 1.5% of the then outstanding principal balance due. However, the maturity date of this note will not be extended past January 12, 2009. The note is at an interest rate of 15% per annum, with interest payments to be made every ninety days, beginning ninety days for the date of the promissory note.

 We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.

GDBA Investments, LLLP holds 1,178,144 shares of our issued and outstanding stock, representing approximately 65% of our issued and outstanding common stock. Mr. Klemsz was an employee of GDBA Investments, LLLP. GDBA Investments, LLLP may be deemed a "parent" as defined under the rules and regulations promulgated under the Securities Act. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 17%.

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

* Previously filed with Form SB-2 Registration Statement, March 2, 2007.

(b)  Reports on Form 8-K. No reports were filed under cover of Form 8-K for the fiscal year ended December 31. 2007.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck, LLP, Certified Public Accountants, billed an aggregate of $7,775 for the year ended December 31, 2007 and $2,500 for the year ended December 31, 2006 for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our entire board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2008.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

Date: March 31, 2008	By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)