Form 10-Q
period 2008-09-30
Across America Financial Services, Inc.
filed 2008-11-10
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended   September 30, 2008

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

 The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, October 15, 2008, was 1,810,476.

FORM 10-Q
Across America Financial Services, Inc.

PART I  FINANCIAL INFORMATION

References in this document to "us," "we," or "Company" refer to Across America Financial Services, Inc.

ITEM 1.  FINANCIAL STATEMENTS

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheets

		December 31,
		2007
	September 30,	(Derived from
	2008	audited
Assets	(unaudited)	statements)
Cash and cash equivalents (note 1)	$15,341	$5,388
Prepaid expenses	2,529	1,910
Total assets	$17,870	$7,298

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$4,000	$3,717
Note payable, related party (note 2)	98,136	62,268
Total liabilities	102,136	65,985

Shareholders' deficit (note 4)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,810	1,810
1,810,476 shares issued and outstanding
Additional paid-in-capital	614	614
Deficit accumulated during development stage	(86,690)	(61,111)
Total shareholders' deficit	(84,266)	(58,687)

Total liabilities and shareholders' deficit	$17,870	$7,298

The accompanying notes are an integral part of these financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations
(unaudited)

					December 1,
					2005
					(Inception)
	Three months ended		Nine months ended		Through
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008

Operating expenses:
Selling, general and administrative	$4,413	$2,869	$16,078	$50,562	$70,967
Total operating expenses	4,413	2,869	16,078	50,562	70,967

Loss from operations	(4,413)	(2,869)	(16,078)	(50,562)	(70,967)

Non-operating expense:
Interest expense, related party (note 2)	(3,136)	(1,973)	(9,501)	(3,954)	(15,723)
Loss before income taxes	(7,549)	(4,842)	(25,579)	(54,516)	(86,690)

Net loss	$(7,549)	$(4,842)	$(25,579)	$(54,516)	$(86,690)

Basic and diluted loss per share	$(0.00)	$(0.00)	$(0.01)	$(0.03)

Basic and diluted weighted average common
shares outstanding	1,810,476	1,810,476	1,810,476	1,810,476

The accompanying notes are an integral part of these financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the nine months ended September 30, 2008
(unaudited)

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(60,611)	(60,611)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(61,111)	$(58,687)

Net loss, for the nine months ended
September 30, 2008	-	-	-	-	-	(25,579)	(25,579)

Balance at September 30, 2008	-	$-	1,810,476	$1,810	$614	$(86,690)	$(84,266)

The accompanying notes are an integral part of these financial statements

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
(unaudited)

			December 1,
			2005
			(Inception)
	Nine months ended		Through
	September 30,		September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(25,579)	$(54,516)	$(86,690)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 5)	—	424	424
Changes in operating assets and operating liabilities:
Prepaid expenses	(619)	(2,537)	(2,529)
Accounts payable and accrued liabilities	1,151	3,239	7,136
Net cash (used in) operating activities	(25,047)	(53,390)	(81,659)

Cash flows from financing activities:
Proceeds from sale of common stock	—	—	2,000
Proceeds from note payable, related party (note 2)	35,000	60,000	95,000
Net cash provided by financing activities	35,000	60,000	97,000
Net change in cash	9,953	6,610	15,341

Cash and cash equivalents, beginning of period	5,388	2,000	—

Cash and cash equivalents, end of periood	$15,341	$8,610	$15,341

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—	$—
Interest	$8,634	$1,981	$12,587

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

The accompanying interim financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (the "SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These financial statements and notes herein are unaudited, but in the opinion of management, include all the adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the periods presented. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company’s Form 10-K for the year ended December 31, 2007 as filed with the SEC. Interim operating results are not necessarily indicative of operating results for any future interim period or for the full year.

(2)   Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Across America Financial Services, Inc.
(A Development Stage Company)
Notes to Financial Statements

(3)   Related Party Transactions

Promissory Note and Warrants
In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matured on January 12, 2008. The Company extended the maturity date by one year to January 12, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%.  All interest and renewal fees have been paid as of September 30, 2008.

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of September 30, 2008 our total outstanding principal and interest due to our notes payable is as follows:

As of September 30, 2008

Principal	$95,000
Accrued interest	3,136
$98,136

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

The spin off was completed on March 21, 2007. As of September 30, 2008 the total shares issued and outstanding is 1,810,476. The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares is reflected in additional paid-in capital in the amount of $190.

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

Quarter Ended September 30,
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

Warrant activity through the quarter ended September 30, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	-	-	200,000	0.01	-	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at September 30, 2008	200,000	0.01	3.3	-	200,000	0.01	3.3	-

(6)   Subsequent Event

Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by ..22.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995.  Such forward-looking statements are based on current expectations, estimates, and projections about our industry, management beliefs, and certain assumptions made by our management.  Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, variations of such words, and similar expressions are intended to identify such forward-looking statements.  These statements are not guarantees of future performance and are subject to certain risks, uncertainties, and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements.  Unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.  However, readers should carefully review the risk factors set forth herein and in other reports and documents that we file from time to time with the Securities and Exchange Commission, particularly the Annual Reports on Form 10-K, Quarterly reports on Form 10-Q and any Current Reports on Form 8-K.

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

Results of Operations

The following discussion involves our results of operations for the three months and nine months ending September 30, 2008 and September 30, 2007 and from inception through September 30, 2008.  We had no revenues for the three months ended September 30, 2008 or for the three months ended September 30, 2007.  We had no revenues for the nine months ended September 30, 2008 or for the nine months ended September 30, 2007. We had no revenues from inception through September 30, 2008.

We had no Cost of Sales during those periods.

Selling, general and administrative costs were $4,413 for the three months ended September 30, 2008, compared to $2,869 for the three months ended September 30, 2007.  Selling, general and administrative costs were $16,078 for the nine months ended September 30, 2008, compared to $50,562 for the nine months ended September 30, 2007.  Selling, general and administrative costs were $70,967 from inception through September 30, 2008. Most of the costs were attributable professional fees relating to filing of the quarterly reports.   We believe that our selling, general and administrative costs will increase as we grow our business activities going forward.

We had a net loss of $7,549 for the three months ended September 30, 2008 compared to a net loss of $4,842 for the three months ended September 30, 2007. We had a net loss of $25,579 for the nine months ended September 30, 2008 compared to a net loss of $54,516 for the nine months ended September 30, 2007. We had a net loss of $86,690 from inception through September 30, 2008. The losses in each year over year period reflect higher start up costs to develop our business plan.

Liquidity and Capital Resources

Our cash balance on September 30, 2008 was $15,341.  This compares to a cash balance of $8,610 on September 30, 2007.  Our plan is to act as a mortgage broker for commercial real estate transactions.  We will be dependent on our ability to market our services in order to generate revenue for our operations.

We had cash used in operating activities of $25,047 for the nine months ended September 30, 2008.  We had cash used in operating activities of $53,390 for the nine months ended September 30, 2007.

We had cash cash provided by financing activities of $35,000 for the nine months ended September 30, 2008 and $60,000 for the nine months ended September 30, 2007.   Management believes that this situation will change as we develop our business plan.

Management continues to assess our capital resources in relation to its ability to fund continued operations on an ongoing basis.  As such, management may seek to access the capital markets to raise additional capital through the issuance of additional equity, debt or a combination of both in order to fund our operations and growth.

Plan of Operation for December 31, 2007 to December 31, 2008

 We intend to act as a mortgage broker for commercial real estate transactions. Our operating costs are expected to range between $30,000 and $50,000 for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is controlled by our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 12, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

We generated no revenues through September 30, 2008, and management does not anticipate any revenues until December, 2008.

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

 We have not generated revenues from our inception. As of September 30, 2008, we had a cash position of $15,341. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from AARD and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In January, 2008, an organization named Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our President, Mr. Klemsz, and our largest shareholder, GDBA Investments, LLLP, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was due January 12, 2009. Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted.  If we are unable to raise funds to cover any operating deficit after fiscal year ending December 31, 2009, our business may fail.

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

 For the fiscal year ended December 31, 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

●	our ability to locate mortgage brokerage clients who will use our brokerage services; and

●	our ability to generate revenues.

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

Our future success depends, in large part, on the continued service of our President.

We depend almost entirely on the efforts and continued employment of Mr. Brian L. Klemsz, our current President. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, a company affiliated with Mr. Klemsz is our only source of financing. We do not have an employment contract with Mr. Klemsz , and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz, through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace the one we currently have.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

 None

ITEM 6.  EXHIBITS

    Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation *
3.2	Bylaws*
4.1	Warrant dated January 12, 2008 for Safe Harbor Development Company*
10.1	Promissory Note dated January 12, 2008 with Safe Harbor Development Company*
10.2	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC**
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed under cover of Form SB-2 on March 2, 2008.
** Previously filed with Form 8-K, November 7, 2008.

Reports on Form 8-K

    We filed no reports under cover of Form 8K for the fiscal quarter ended September 30, 2008.   We filed one report under cover of Form 8-K on November 7, 2008 regarding our new promissory note.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  NOVEMBER 10, 2008

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)