Form 10-K
period 2008-12-31
Across America Financial Services, Inc.
filed 2009-03-30
CIK 1389870

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

       [] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended: December 31, 2008

Commission File No. 000-52530

Across America Financial Services, Inc.
 (Exact Name of Small Business Issuer as specified in its charter)

Colorado	20-8097969
(State or other jurisdiction	(IRS Employer File Number)
of incorporation)

123 North College Ave, Ste 200
Fort Collins, Colorado	80524
(Address of principal executive offices)	(zip code)

(970) 530-0325
 (Registrant's telephone number, including area code)

Securities to be Registered Pursuant to Section 12(b) of the Act: None

Securities to be Registered Pursuant to Section 12(g) of the Act:

Common Stock, $.0.001 per share par value

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes []   No [X].

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [] No [X].

Indicate by check mark whether the registrant (1) has filed all Reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X]    No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer []	Accelerated filer []
Non-accelerated filer [] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes [X]  No [].

Registrant's revenues for its most recent fiscal year were $-0-. State the aggregate market value of the voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: approximately $316,000. The number of shares outstanding of the Registrant's common stock, as of the latest practicable date, March 27, 2009, was 1,961,200.

FORM 10-K

Across America Financial Services, Inc.

INDEX

References in this document to “Financial Services,” "us," "we," or "Company" refer to Across America Financial Services, Inc.

FORWARD LOOKING STATEMENTS

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

PART I

Item 1. DESCRIPTION OF BUSINESS.

NARRATIVE DESCRIPTION OF THE BUSINESS

          Across America Financial Services, Inc. is a corporation which was formed under the laws of the State of Colorado on December 1, 2005. Until March 23, 2007, we were a wholly-owned subsidiary of Capterra Financial Group, Inc., formerly known as Across America Real Estate Corp.(“CAPT”).

    On January 10, 2007, the directors of CAPT approved, subject to the effectiveness of a registration with the Securities and Exchange Commission, the pro rata spin-off of Across America Financial Services, Inc. (Financial Services) to CAPT shareholders of record on March 1, 2007 on a pro rata basis. Since CAPT’s business is related to the proposed activities of Financial Services the CAPT directors decided it was in the best interest of CAPT and Financial Services and CAPT’s shareholders to spin-off Financial Services to minimize any potential of conflict of interest. The shares of Financial Services were owned by CAPT, who distributed a total of 1,810,476 shares to the CAPT shareholders on or about March 23, 2007.

On January 12, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our largest shareholder, GDBA Investments, LLC, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was due on January 12, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by .22.

PROPOSED OPERATIONS

We are a development stage company. Our development stage began when we approved our business plan on November 9, 2006. Our plan was to act as a mortgage broker for commercial real estate transactions.

On November 17, 2008, we entered into an Agreement of Merger and Plan of Reorganization with APRO Bio Pharmaceutical Corporation (APRO), a private Colorado corporation, whereby our wholly-owned subsidiary, Across America Acquisition Corp., would merge with APRO, with APRO being the surviving entity. APRO would then become our wholly-owned subsidiary. Upon closing the merger, we would issue a total of 18,189,462 shares to the APRO shareholders in exchange for all of their 18,189,462 issued and outstanding shares. On a fully, diluted basis, the APRO shareholders would own a total of 20,146,962 shares of Company Common Stock. As a result of this transaction, we would have a total of approximately 23 million shares of Common Stock issued and outstanding.

Upon the closing of the merger, the officers and directors of APRO would become our officers and directors. Our sole officer and director, Mr. Klemsz, would resign effective at the time of closing. The combined company would operate under the name Aztech Bioscience, Inc., or some derivation thereof.

The closing of this transaction is subject to certain contingencies, as more fully discussed in the Agreement of Merger and Plan of Reorganization, and the requirement of audited financial statements from APRO, along with the approval of the transaction by the shareholders of APRO and the Company.

APRO is the licensee of filed but not yet issued patents related to composition of matter and method of use for treating bacterial infection including bacterial pneumonia, tuberculosis and anthrax infections.  APRO has also licensed an existing patent for the treatment of viral infection including HIV, Influenza and potentially the “bird flu” virus.  APRO plans to acquire and develop existing and novel therapies that can move through clinical trials quickly, shepherding them through the FDA approval processes and advancing them through commercialization.

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

BACKLOG

At December 31, 2008, we had no backlogs.

EMPLOYEES

We have no employees other than Mr. Klemsz, our President and Secretary-Treasurer. He plans to devote less than 5% of his time to our business. We plan to reimburse our executives for all necessary and customary business related expenses.

Our member of management who also serves on the Board receives no additional compensation for attending Board meetings.

PROPRIETARY INFORMATION

We own no proprietary information.

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

Our investor relations department can be contacted at our principal executive office located at our principal office 123 North College Avenue Suite 200, Fort Collins, Colorado 80524. Our phone number at our headquarters is (970) 530-0325. We currently have no website.

SUBSEQUENT EVENT

On November 17, 2008, we entered into an Agreement of Merger and Plan of Reorganization with APRO Bio Pharmaceutical Corporation (APRO), a private Colorado corporation, whereby our wholly-owned subsidiary, Across America Acquisition Corp., would merge with APRO, with APRO being the surviving entity. APRO would then become our wholly-owned subsidiary. Upon closing the merger, we would issue a total of 18,189,462 shares to the APRO shareholders in exchange for all of their 18,189,462 issued and outstanding shares. On a fully, diluted basis, the APRO shareholders would own a total of 20,146,962 shares of Company Common Stock. As a result of this transaction, we would have a total of approximately 23 million shares of Common Stock issued and outstanding. The Agreement originally provided that it would terminate on February 11, 2009 if a Closing had not occurred. We entered into an amended Agreement to extend the termination date to March 11, 2009 in place of the date of February 11, 2009. On March 11, 2009, we entered into a second amended Agreement to extend the termination date to March 31, 2009 in place of the date of March 11, 2009. In all other respects, the Agreement of Merger and Plan of Reorganization remains in full force and effect.

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

 We have not generated revenues from our inception. As of December 31, 2008, we had a cash position of $23,287. Operating costs are expected to range between $30,000 and $50,000, for the fiscal year ending December 31, 2008. These operating costs include insurance, taxes, utilities, maintenance, contract services and all other costs of operations. We will use contract employees who will be paid on a per transaction basis as each mortgage transaction is closed. However, the operating costs and expected revenue generation are difficult to predict. We expect to generate revenues in the next twelve months from mortgage brokerage services using referrals from CAPT and unrelated individuals and entities that operate in the financial services business. Since there can be no assurances that revenues will be sufficient to cover operating costs for the foreseeable future, it may be necessary to raise additional funds. Due to our lack of operating history, raising additional funds may be difficult. In October 16, 2008, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses.  This loan is evidenced by an unsecured promissory note which is now due October 16, 2009. If we are unable to raise funds to cover any operating deficit after October 16, 2009, our business may fail.

Because we had incurred a loss and have no current operations, our accountants have expressed doubts about our ability to continue as a going concern.

 For the fiscal years ended December 31, 2008 and 2007, our accountants have expressed doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. Our ability to achieve and maintain profitability and positive cash flow is dependent upon:

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

As our stock is not listed on Nasdaq or another national exchange, trading in our shares will be subject to rules governing "penny stocks," which will impair trading activity in our shares.

 Our stock is not on Nasdaq or another national exchange. Therefore, our stock is subject to rules adopted by the Commission regulating broker dealer practices in connection with transactions in "penny stocks." Those disclosure rules applicable to "penny stocks" require a broker dealer, prior to a transaction in a "penny stock" not otherwise exempt from the rules, to deliver a standardized list disclosure document prepared by the Commission. That disclosure document advises an investor that investment in "penny stocks" can be very risky and that the investor's salesperson or broker is not an impartial advisor but rather paid to sell the shares. The disclosure contains further warnings for the investor to exercise caution in connection with an investment in "penny stocks," to independently investigate the security, as well as the salesperson with which the investor is working and to understand the risky nature of an investment in this security. The broker dealer must also provide the customer with certain other information and must make a special written determination that the "penny stock" is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Further, the rules require that, following the proposed transaction, the broker provide the customer with monthly account statements containing market information about the prices of the securities.

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

The combined share control position of GDBA Investments, LLC and Mr. Klemsz’s and his affiliates will limit the ability of other shareholders to influence corporate actions.

     Our largest shareholder, GDBA Investments, LLC, owns 1,178,144 shares and thereby control approximately 60% of our outstanding shares. Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 16%. Because these entities together, and GDBA Investments, LLC individually, will beneficially control more than a majority of the outstanding shares, other shareholders, individually or as a group, will be limited in their ability to effectively influence the election or removal of our directors, the supervision and management of our business or a change in control of or sale of our company, even if they believed such changes were in the best interest of our shareholders generally.

Our future success depends, in large part, on the continued service of our President and our Secretary-Treasurer.

    We depend almost entirely on the efforts and continued employment of Mr. Klemsz, our President and Secretary-Treasurer. Mr. Klemsz is our primary executive officer, and we will depend on him for nearly all aspects of our operations. In addition, West Mountain Prime, LLC., an entity affiliated with Mr. Klemsz, is our only source of financing. We do not have an employment contract with Mr. Klemsz, and we do not carry key person insurance on the life of either. The loss of the services of Mr. Klemsz through incapacity or otherwise, would have a material adverse effect on our business. It would be very difficult find and retain qualified personnel such as Mr. Klemsz and a financing source to replace West Mountain Prime, LLC.

ITEM 2. DESCRIPTION OF PROPERTY.

We currently use the mailing address of the offices of CAPT for company use. We plan to occupy separate office facilities and obtain office furniture and equipment in the near future. We own no real estate nor have plans to acquire any real estate.

ITEM 3. LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders meeting in the fourth quarter of our fiscal year.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

PRINCIPAL MARKET

Our common stock currently trades on the Over-the-Counter Bulletin Board under the trading symbol AAFS. The common stock began trading in December, 2007.

The following table sets forth the high and low closing bid prices of our common stock on for the periods indicated in 2008 and 2007.

	Closing Bid Price
2008	High	Low
First Quarter	$1.25	$0.52
Second Quarter	$1.05	$1.01
Third Quarter	$0.55	$0.20
Fourth Quarter	$1.01	$0.55

	Closing Bid Price
2007	High	Low
Fourth Quarter	$1.25	$0.25

On March 27, 2009, the closing bid price of our common stock in the OTC Bulletin Board was $0.50 per share and our volume was 0 shares.

APPROXIMATE NUMBER OF HOLDERS OF COMMON STOCK

As of March 27, 2009, we had a total of 1,961,200 shares of our Common Stock outstanding. The number of holders of record of our common stock at that date was one hundred.

DIVIDENDS

Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities Enforcement and Penny Stock Reform Act of 1990 require additional disclosure and documentation related to the market for penny stock and for trades in any stock defined as a penny stock. Unless we can acquire substantial assets and trade at over $5.00 per share on the bid, it is more likely than not that our securities, for some period of time, would be defined under that Act as a "penny stock." As a result, those who trade in our securities may be required to provide additional information related to their fitness to trade our shares. These requirements present a substantial burden on any person or brokerage firm who plans to trade our securities and would thereby make it unlikely that any liquid trading market would ever result in our securities while the provisions of this Act might be applicable to those securities.

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

ITEM 6. SELECTED FINANCIAL DATA

A smaller reporting company is not required to provide the information in this Item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CRITICAL ACCOUNTING POLICIES

 We have identified the following policies below as critical to our business and results of operations. For further discussion on the application of these and other accounting policies, see Note 1 to the accompanying audited financial statements for the year ended December 31, 2008, included elsewhere in this document. Our reported results are impacted by the application of the following accounting policies, certain of which require management to make subjective or complex judgments. These judgments involve making estimates about the effect of matters that are inherently uncertain and may significantly impact quarterly or annual results of operations. For all of these policies, management cautions that future events rarely develop exactly as expected, and the best estimates routinely require adjustment. Specific risks associated with these critical accounting policies are described in the following paragraphs.

    In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”).  SFAS No. 141R will change the accounting for business combinations.   Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transactions at the acquisition-date fair value with limited exceptions.  SFAS No. 141 R will change the accounting treatments and disclosure for certain specific items in a business combination.  SFAS No. 141 R applies prospectively to business combinations for with the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Accordingly, any business combinations the Company engages in will be recorded and disclosed following exist in GAAP until January 1, 2009.  The Company expects SFAS No. 141R will have an impact on accounting for business combinations once adopted but the effect is dependent upon acquisitions at the time.  The Company has not determined the impact on its financial statements on this accounting standard.

    In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The Company has not determined the impact on its financial statements of this accounting standard.

USES OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

REVENUE RECOGNITION

 We have had no revenue during the years ended December 31, 2008 and 2007. Anticipated future operating revenue will represent services in connection acting as a mortgage broker for commercial real estate transactions. Such revenues will be recorded as the services are performed.

PLAN OF OPERATION FOR DECEMBER 31, 2008 TO DECEMBER 31, 2009

 On November 17, 2008, we entered into an Agreement of Merger and Plan of Reorganization with APRO Bio Pharmaceutical Corporation (APRO), a private Colorado corporation, whereby our wholly-owned subsidiary, Across America Acquisition Corp., would merge with APRO, with APRO being the surviving entity. APRO would then become our wholly-owned subsidiary. Upon closing the merger, we would issue a total of 18,189,462 shares to the APRO shareholders in exchange for all of their 18,189,462 issued and outstanding shares. On a fully, diluted basis, the APRO shareholders would own a total of 20,146,962 shares of Company Common Stock. As a result of this transaction, we would have a total of approximately 23 million shares of Common Stock issued and outstanding.

Upon the closing of the merger, the officers and directors of APRO would become our officers and directors. Our sole officer and director, Mr. Klemsz, would resign effective at the time of closing. The combined company would operate under the name Aztech Bioscience, Inc., or some derivation thereof.

The closing of this transaction is subject to certain contingencies, as more fully discussed in the Agreement of Merger and Plan of Reorganization, and the requirement of audited financial statements from APRO, along with the approval of the transaction by the shareholders of APRO and the Company.

APRO is the licensee of filed but not yet issued patents related to composition of matter and method of use for treating bacterial infection including bacterial pneumonia, tuberculosis and anthrax infections.  APRO has also licensed an existing patent for the treatment of viral infection including HIV, Influenza and potentially the “bird flu” virus.  APRO plans to acquire and develop existing and novel therapies that can move through clinical trials quickly, shepherding them through the FDA approval processes and advancing them through commercialization.

SEASONALITY

 We do not expect that our business will be seasonal with nearly all revenue generated throughout the year. However, with our startup phase, we do not anticipate any material revenue until June, 2008.

RESULTS OF OPERATIONS

We had no revenue for the years ended December 31, 2008 and 2007. Operating expenses during the years ended December 31, 2008 and 2007 totaled $61,331 and $54,389, respectively. The operating expenses consisted of interest expense and professional fees in 2008 and 2007.

LIQUIDITY AND CAPITAL RESOURCES

 At December 31, 2008, we had an unrestricted cash balance of $23,287.

 Net cash used in operating activities was $54,101 for the fiscal year ended December 31, 2008. This consisted of consisted of interest expense and professional fees in 2008

Net cash provided by financing activities was $72,000 for the fiscal year ended December 31, 2008. This amount represented the advance on our promissory note.

FINANCIAL POSITION

 At December 31, 2008, we had no commitments for capital expenditures. In January, 2007, Safe Harbor agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan is evidenced by an unsecured promissory note which was originally due January 12, 2008 but was extended to January 12, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note which is now due October 16, 2009, unless converted.

Management estimates it will take approximately $35,000 — $50,000 per year to fund proposed operations. Since we have no operating history, it is uncertain whether revenue from operations will be sufficient to cover our operating expenses. We have no commitment for funding after October 16, 2009. If we are unable to raise funds to cover any operating deficit after October 16, 2009, our business may fail.

TRENDS

 There are no known trends, events or uncertainties that have had or that are reasonably expected to have a material impact on the net sales or revenues or income from our proposed operations. Our management has not made any commitments, which will require any material financial resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

A smaller reporting company is not required to provide the information in this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

FINANCIAL STATEMENTS

with

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

December 31, 2008 and 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Across America Financial Services, Inc.

We have audited the accompanying balance sheet of Across America Financial Services, Inc. as of December 31, 2008 and 2007, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the years ended December 31, 2008 and 2007, and the period from December 1, 2005 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Across America Financial Services, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended December 31, 2008 and 2007, and the period from December 1, 2005 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

During 2008, the Company issued a convertible promissory note to a related party (see Note 2).  The Company relies on proceeds from the note for working capital.  Related party transactions are not considered to be arm’s length transactions under GAAP.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the financial statements, the Company incurred a net loss of $74,794 for 2008 and has incurred substantial net losses since inception.  Also, total liabilities exceed total assets by $118,409 as of December 31, 2008.  These factors and others discussed in Note 1 raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
March 27, 2009

Across America Financial Services, Inc.
(A Development Stage Company)
Balance Sheets
At December 31, 2008 and 2007

	December 31,	December 31,
Assets	2008	2007
Cash and cash equivalents (note 1)	$23,287	$5,388
Prepaid expenses	1,902	1,910
Total assets	$25,189	$7,298

Liabilities and Shareholders' Deficit
Liabilities
Accrued liabilities (note 1)	$8,300	$3,717
Note payable, related party (note 2)	135,298	62,268
Total liabilities	143,598	65,985

Shareholders' deficit (note 3)
Preferred stock, $.10 par value; 1,000,000 shares authorized,	-	-
-0- shares issued and outstanding
Common stock, $.001 par value; 50,000,000 shares authorized,	1,961	1,810
1,961,200 shares issued and outstanding December 31, 2008
1,810,476 shares issued and outstanding December 31, 2007
Additional paid-in-capital	15,535	614
Deficit accumulated during development stage	(135,905)	(61,111)
Total shareholders' deficit	(118,409)	(58,687)

Total liabilities and shareholders' deficit	$25,189	$7,298

The accompanying notes are an integral part of these financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Operations
For the years ended December 31, 2008 and 2007 and for the
period from December 1, 2005 (inception) to December 31, 2008
			December 1,
			2005
			(Inception)
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008

Operating expenses:
Selling, general and administrative	$61,331	$54,389	$116,220
Total operating expenses	61,331	54,389	116,220

Loss from operations	(61,331)	(54,389)	(116,220)

Non-operating expense:
Interest expense, related party (note 2)	(13,463)	(6,222)	(19,685)
Loss before income taxes	(74,794)	(60,611)	(135,905)

Net loss	$(74,794)	$(60,611)	$(135,905)

Basic and diluted loss per share	$(0.04)	$(0.03)

Basic and diluted weighted average common
shares outstanding	1,816,273	1,853,054

The accompanying notes are an integral part of these financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statement of Changes in Shareholders' Deficit
For the period December 1, 2005 (inception) through December 31, 2008

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During
		Par		Par	Paid-in	Development
	Shares	Value	Shares	Value	Captial	Stage	Total
Balance at December 31, 2005	-	$-	-	$-	$-	$-	$-

December 2006, shares sold to parent corporation
($.001/share)	-	-	2,000,000	2,000	-

Net loss, year ended December 31, 2006	-	-	-	-	-	(500)	(500)

Balance at December 31, 2006	-	$-	2,000,000	$2,000	$-	$(500)	$1,500

January 12, 2007 Warrant expense (note 5)	-	-	-	-	424	-	424

March 22, 2007 - AARD Spin Off (note 4)	-	-	(189,524)	(190)	190	-	-

Net loss, year ended
December 31, 2007	-	-	-	-	-	(60,611)	(60,611)

Balance at December 31, 2007	-	$-	1,810,476	$1,810	$614	$(61,111)	$(58,687)

November 17, 2008 - Issuance of stock in exchange	-	-	150,724	151	14,921	-	15,072
for services (note 2)

Net loss, for the year ended
December 31, 2008	-	-	-	-	-	(74,794)	(74,794)

Balance at December 31, 2008	-	$-	1,961,200	$1,961	$15,535	$(135,905)	$(118,409)

The accompanying notes are an integral part of these financial statements.

Across America Financial Services, Inc.
(A Development Stage Company)
Statements of Cash Flows
For the years ended December 31, 2008 and 2007 and for the period from
December 1, 2005 (inception) to December 31, 2008			December 1,
			2005
			(Inception)
	For the years ended		Through
	December 31,		December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(74,794)	$(60,611)	$(135,905)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrant expense (note 4)	-	424	424
Services exchanged for common stock	15,072	-	15,072
Changes in operating assets and operating liabilities:
Prepaid expenses	8	(1,910)	(1,902)
Accounts payable and accrued liabilities	5,613	5,485	11,598
Net cash (used in) operating activities	(54,101)	(56,612)	(110,713)

Cash flows from financing activities:
Proceeds from sale of common stock	-	-	2,000
Proceeds from note payable, related party (note 2)	72,000	60,000	132,000
Net cash provided by financing activities	72,000	60,000	134,000
Net change in cash	17,899	3,388	23,287

Cash and cash equivalents, beginning of period	5,388	2,000	—

Cash and cash equivalents, end of periood	$23,287	$5,388	$23,287

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$-	$—
Interest	$12,434	$3,953	$16,387

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

On November 17, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization with APRO Bio Pharmaceutical Corporation (APRO), a private Colorado corporation, whereby its wholly-owned subsidiary, Across America Acquisition Corp., would merge with APRO, with APRO being the surviving entity.  See note 6 for more details

Use of Estimates
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

Cash and Cash Equivalents
The Company considers all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at December 31, 2008.

Financial Instruments
The Company’s financial instruments consist of cash and accrued liabilities. At December 31, 2008, the fair value of the Company’s financial instruments approximate fair value due to the short-term maturity of the instruments.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

Loss per Common Share
The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents and is determined by dividing income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted loss per share reflects the potential dilution that could occur if securities and other contracts to issue common stock were exercised or converted into common stock. At December 31, 2008, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

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

(2)   Related Party Transactions

Promissory Note and Warrants
In January 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), a related party controlled by the Company’s president, agreed to provide the Company operating capital in the form of a loan of $250,000. This loan is evidenced by an unsecured promissory note dated January 12, 2007. The note carries a 15% interest rate and matured on January 12, 2008. The Company extended the maturity date by one year to January 12, 2009.  Included with the extension is a renewal fee equal to 1.5% of the outstanding principal balance as of January 12, 2008. Interest payments are due every 90 days and any payments not received by the due date will incur a default interest rate of 24%. On October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by ..22.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

In addition, on January 12, 2007, the Company issued Safe Harbor warrants to purchase 200,000 shares of the Company’s common stock at a price of $.01 per share. The warrants expire five years from the date of issuance.

As of December 31, 2008 our total outstanding principal and interest due to WestMountain Prime, LLC is as follows:

Principal	$132,000
Accrued interest	3,298
Total due to related parties	$135,298

On November 17, 2008 WestMountain Asset Management, Inc., a public company in which Mr. Klemsz is President, issued 60,724 shares of $0.001 Common Stock at a price of $0.10 per share.  This issue was made in exchange for prior services provided for the Company.

(3)   Stockholders’ Equity

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

The spin off was completed on March 21, 2007.  The remaining 189,524 shares after the spin-off were cancelled and the par value of those shares was reflected in additional paid-in capital in the amount of $190.

On November 17, 2008 the board approved an issuance of 150,724 shares of $0.001 par value common stock at a price of $0.10 per share for negotiation services performed in regards to the APRO Bio Agreement of Merger and Plan of Reorganization for the Company.   The shares were valued at the fair value of the services rendered.  As of December 31, 2008 the total amount of shares issued and outstanding are 1,961,200.

(4)   Warrant Expense

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

Year Ended December 31,
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

Warrant activity through the quarter ended December 31, 2008 is summarized as follows:

	Warrants Outstanding				Warrants Exercisable
	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value	Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31,
2007	200,000	0.01	4.0	-	200,000	0.01	4.0	-

Activity during 2008:
Granted	-	-	-	-	-	-	-	-
Expired/Cancelled	-	-	-	-	-	-	-	-
Forfeited	-	-	-	-	-	-	-	-
Exercised	-	-	-	-	-	-	-	-

Balance, at December 31, 2008	200,000	0.01	3.0	-	200,000	0.01	3.0	-

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(5)   Income Taxes

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

Deferred tax assets and liabilities at the end of each period are determined using the currently effective tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized. The reconciliation of enacted rates the years ended December 31, 2008 and December 31, 2007 is as follows:

	2008	2007

Federal	17.99%	16.35%
State	3.80%	3.87%
Net operating loss carryforward	-	-
Increase in valuation allowance	21.79%	-20.22%
	-	-

At December 31, 2008 and December 31, 2007, the Company had a net operating loss carry forwards of $135,905 and $61,111 respectively that may be offset against future taxable income subject to limitations imposed by the Internal Revenue Service. This carryforward is subject to review by the Internal Revenue Service and, if allowed, may be offset against taxable income through 2028.  A portion of the net operating loss carryovers begin expiring in 2026.

Deferred tax assets are as follows:

	2008	2007
Deferred tax asset due to net operating loss	$28,648	$12,352
Valuation allowance	(28,648)	(12,352)
	-	-

The deferred tax asset relates principally to the net operating loss carryforward. A valuation allowance was established at December 31, 2008 and December 31, 2007 to eliminate the deferred tax benefit that existed at that time since it is uncertain if the tax benefit will be realized. The deferred tax asset (and the related valuation allowance) increased by $16,269 and $12,257 for the years ended December 31, 2008 and December 31, 2007, respectively.

The Company is subject to the provisions of FIN 48 as of its formation on November 13, 2007, and has analyzed filing positions in all of the federal and state jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions.  The Company has identified its federal tax return and its state tax return in Colorado as “major” tax jurisdictions, as defined.  The tax year 2007 remains open to examination.  We are not currently under examination by the Internal Revenue Service or any other jurisdiction.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material adverse effect on the Company’s financial condition, results of operations, or cash flow.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48.

ACROSS AMERICA FINANCIAL SERVICES, INC.
(A Development Stage Company)
Notes to Financial Statements

(6)   Subsequent Event

On November 17, 2008, the Company entered into an Agreement of Merger and Plan of Reorganization with APRO Bio Pharmaceutical Corporation (APRO), a private Colorado corporation, whereby its wholly-owned subsidiary, Across America Acquisition Corp., would merge with APRO, with APRO being the surviving entity. APRO would then become its wholly-owned subsidiary. Upon closing the merger, the Company would issue a total of 18,189,462 shares to the APRO shareholders in exchange for all of their 18,189,462 issued and outstanding shares. On a fully, diluted basis, the APRO shareholders would own a total of 20,146,962 shares of Company Common Stock. As a result of this transaction, the Company would have a total of approximately 23 million shares of Common Stock issued and outstanding. The Agreement originally provided that it would terminate on February 11, 2009 if a Closing had not occurred. The Company entered into an amended Agreement to extend the termination date to March 11, 2009 in place of the date of February 11, 2009. On March 11, 2009, the Company entered into a second amended Agreement to extend the termination date to March 31, 2009 in place of the date of March 11, 2009. In all other respects, the Agreement of Merger and Plan of Reorganization remains in full force and effect.

ITEM 9. DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

We did not have any disagreements on accounting and financial disclosures with our present accounting firm during the reporting period.

ITEM 9A(T). CONTROLS AND PROCEDURES.

CONCLUSION REGARDING THE EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).   Accordingly, we concluded that our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act were effective as of December 31, 2008 to ensure that information required to be disclosed in reports we file or submit under the Exchange Act is recorded, processed, and summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U. S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.            pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii.            provide reasonable assurance that transactions are recorded as necessary to permit the preparation of our  consolidated financial statements in  accordance with U. S. generally accepted accounting principles, and  that our receipts and expenditures are being made only in accordance with  authorizations of our management and directors; and
iii.           provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.

Management has concluded that our internal control over financial reporting was effective as December 31, 2008.

INHERENT LIMITATIONS OVER INTERNAL CONTROLS

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

We have made no change in our internal control over financial reporting during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ATTESTATION REPORT OF THE REGISTERED PUBLIC ACCOUNTING FIRM

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report on Form 10-K affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

Nothing to report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Our sole Director and Executive Officer, his age and positions held with us as of March 27, 2009 is as follows:

Name:	Age	Position:

Brian L. Klemsz	50	President, Chief Executive Officer, Chief Financial Officer
		Secretary-Treasurer and Director

Mr. Klemsz has been the Company’s President, Secretary-Treasurer, and a Director since its inception. Since March, 2007, he has been the Chief Investment Officer of BOCO Investments, LLC, one of our shareholders. He was Chief Investment Officer for GDBA Investments, LLC, a private investment limited liability company and the principal shareholder of the Company, from May, 2000 until March, 2007. Mr. Klemsz received a Masters of Science in Accounting and Taxation in 1993 and a Masters of Science in Finance in 1990 from Colorado State University. He received his Bachelor of Science degree from the University of Colorado in 1981.

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

Item 11. EXECUTIVE COMPENSATION

No compensation has been paid and no stock options granted to our officer and director in the last three fiscal years.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of March 23, 2009, information regarding the ownership of our common stock of our company by:

*	persons who own more than 5% of our common stock;

*	our sole director and executive officer; and

*	all directors and executive officers as a group.

As of March 27, 2009, there were a total of 1,961,200 common shares issued and outstanding.

Name and Address
Beneficial	No. of	Percentage
Owner	Common Shares	of Ownership(1)(2)

Brian L. Klemsz(3)	314,000	16%
123 North College Avenue, Suite 200
Fort Collins, Colorado 80524

GDBA InvestmentsLLC (4)	1,178,144	60%
1440 Blake Street, Suite 310
Denver, Colorado 80202

BOCO Investments, LLC	100,000	5%
103 West Mountain Ave.
Fort Collins, Colorado 80524
____________________
All Officers and (4)	314,000	16%
Directors as a Group
(one person)
____________________

(1)	All ownership is beneficial and of record, unless indicated otherwise.

(2)	Beneficial owners listed above have sole voting and investment power with respect to the shares shown, unless otherwise indicated.

(3)
A total of 194,000 of these shares are owned of record by Sarmat, LLC, which is controlled by Mr. Brian Klemsz, our President. A total of 120,000 shares are owned in the name of family members of Mr. Klemsz. .  A total of 60,724 shares are owned by WestMountain Asset Management, Inc., a public company in which Mr.Klemsz is President. Mr. Klemsz disclaims beneficial ownership of these shares.

(4)
A total 1,178,144 shares are owned of record by GDBA Investments, LLC.  A total of 1,000 shares are owned in the name of adult children of the affiliate of this entity, for which it disclaims beneficial ownership.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On January 12, 2007, an organization named Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which is affiliated with our largest shareholder, GDBA Investments, LLC, agreed to provide operating capital in the form of a loan of $250,000 to cover operating expenses. This loan was due on January 12, 2010.

However, effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with West Mountain Prime, LLC., which is affiliated with our President, Mr. Klemsz. We borrowed $132,000 from West Mountain Prime, LLC to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “Note”) which is now due October 16, 2009, unless converted. All principal and interest accrues until the Note is due or converted. The applicable interest rate on the Note is 12% per annum except in the event that we fail to convert any portion of the principal and pay the interest due in which case the applicable rate on the Note shall thereafter be 18% per annum. At any time prior to the due date of the Note, all outstanding principal under the Note may, at the sole option of the Holder, be converted into our common shares equal to the outstanding principal amount of the note divided by .22.  . As of December 31, 2008, we owed West Mountain Prime, LLC. a total of $135,298, including principal and accrued interest.

 We issued have a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. These warrants were issued as an additional inducement for Safe Harbor to loan us $250,000. The warrants are subject to registration rights.

GDBA Investments, LLC holds 1,178,144 shares of our issued and outstanding stock, representing approximately 60% of our issued and outstanding common stock. GDBA Investments, LLC may be deemed a "parent" as defined under the rules and regulations promulgated under the Securities Act.

Mr. Klemsz, through Sarmat, LLC and his family, will own 314,000 shares, or approximately 16% of us.

             We use the mailing address of the offices of CAPT for our mailing address. No expense provision for this use has been provided since it has been determined that it is immaterial.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent auditor, Cordovano and Honeck LLP, Certified Public Accountants, billed an aggregate of $7,998 for the year ended December 31, 2008 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports. This firm billed an aggregate of $7,775 for the year ended December 31, 2007 and for professional services rendered for the audit of the Company's annual financial statements and review of the financial statements included in its quarterly reports.

We do not have an audit committee and as a result our board of directors performs the duties of an audit committee. Our board of directors evaluates the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services.

ITEM 15. EXHIBITS FINANCIAL STATEMENT SCHEDULES.

The following financial information is filed as part of this report:

              (1) FINANCIAL STATEMENTS

(2) SCHEDULES

(3) EXHIBITS. The following exhibits required by Item 601 to be filed herewith are incorporated by reference to previously filed documents:

Exhibit Number	Description

3.1*	Articles of Incorporation
3.2*	Bylaws
4.1*	Warrant dated January 12, 2007 for Safe Harbor Business Development Company
10.1*	Promissory note dated January 12, 2007 with Safe Harbor Business Development Company
10.2**	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC
31.1	Certification of CEO/CFO pursuant to Sec. 302
32.1	Certification of CEO/CFO pursuant to Sec. 906

* Previously filed with Form SB-2 Registration Statement, March 2, 2007.
** Previously filed with Form 8-K, November 7, 2008.

SIGNATURES

In accordance with Section 12 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2009.

ACROSS AMERICA FINANCIAL SERVICES, INC., a Colorado corporation

By:	/s/ Brian L. Klemsz
Brian L. Klemsz, President, Chief Executive Officer,Chief Financial Officer and Director (Principal Executive, Accounting and Financial Officer)