Form 10-K
period 2009-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2009-06-29
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
[] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended_____________________________________

                or

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2008 to March 31, 2009

Commission file number: 000-52530

Omni Bio Pharmaceutical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	20-8097969
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

5350 South Roslyn, Suite 400, Greenwood Village, CO  80111
(Address of principal executive offices, including zip code)

Registrant's telephone number including area code   (303) 867-3415

Securities registered under Section 12(b) of the Act:  NONE

Securities registered under Section 12(g) of the Act:

Common Stock Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X].

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]   No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ]   No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X}

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

As of September 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, there were 1,810,496 shares of the registrant’s common stock outstanding. The aggregate market value of the registrant’s voting and non-voting common stock that was held by non-affiliates on such date was approximately $43,670 based on the closing sale price of the registrant’s common stock on such date as reported on the Over the Counter Bulletin Board.

The number of shares outstanding of the Registrant’s common stock, as of the latest practicable date, June 26, 2009, was 24,873,790.

PART I

ITEM 1.  BUSINESS.

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

When used in this discussion, words such as "believes," "anticipates," "expects,” "intends" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission that attempt to advise interested parties of the risks and factors that may affect our business.

Except as the context otherwise requires, the terms "Company," "we," "our,” "us" or “Omni,” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.

BACKGROUND AND HISTORY

We were incorporated under the name of Across America Financial Services, Inc. (“Across America”), under Colorado law on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp.  In March 2007, Across America filed a Form SB-2 registration statement with the SEC to register the spin-off of the shares to the shareholders of Across America Real Estate Corp.  The registration statement was subsequently declared effective and the spin-off was completed on or about March 23, 2007.  Across America intended to act as a mortgage broker for commercial real estate transactions.  However, no revenues were generated from this business.

Maxcure Pharmaceutical, Inc. (“Maxcure”) was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement with the University of Colorado’s (“CU”) University of Colorado Health Science Center (the "UCHSC") and to pursue a research agreement with UCHSC to further scientific study on a previously FDA-approved pharmaceutical's method of action on various forms of viral illness.  Apro Bio Pharmaceutical Corporation, a Utah corporation ("Apro Utah") was originally incorporated under the laws of the state of Utah on February 28, 2006 for the purpose of advancing the underlying licensed scientific art to attain the ability to sell treatments and/or countermeasures commercially to the Federal Government related to bacterial infections.  On March 31, 2008, Apro Utah was merged into Maxcure, with Maxcure being the surviving corporation and Apro Utah deemed the acquirer for accounting purposes. The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).

On March 31, 2009, Across America completed the acquisition of Apro Bio pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger) among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of the Company. The shareholders of Apro Bio were issued a total of 18,210,295 shares of the Company's common stock in exchange for their Apro Bio shares.  Also as part of the Merger, outstanding warrants to purchase 2,157,500 shares of the common stock of Apro Bio were automatically converted into warrants to purchase the same number of shares of our common stock, and a  note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of our common stock on the same terms and conditions as before.  Also in connection with the Merger, we issued to Bathgate Capital Partners LLC 1,750,000 warrants to purchase our common stock at an exercise price of $0.001 per share.

The Merger also required Across America take the actions necessary to change its name to Omni Bio Pharmaceutical, Inc (“Omni”).  We changed our name with the Colorado Secretary of State on May 27, 2009.

OVERVIEW

We intend to commercialize a broad patent portfolio licensed from the UCHSC, and a component of these applications involves use of existing FDA approved drugs to treat a variety of bacterial and viral diseases, biohazards and transplant rejection.

We are the licensee of filed, but not yet issued, patents related to composition of matter and method of use for an existing FDA approved drug, Alpha 1 Antitrypsin (“AAT”), for treating organ transplantation, including islet transplantation for the treatment of diabetes and bacterial infections including bacterial pneumonia, tuberculosis and anthrax.  We have also licensed an existing patent for the treatment of viral infection including HIV, influenza and potentially the “bird flu” virus.

PLAN OF OPERATION

We plan to acquire and develop existing and novel therapies that we believe have the potential to move through clinical trials quickly, shepherd them through the FDA approval processes and advance them through commercialization.  This core strategy is based on licensing issued and pending patents, which will initially involve an existing FDA approved drug that has come off of its initial patents, and has shown to be therapeutically effective in treating a genetic deficiency and unrelated to our intellectual property.

This approach is similar to what developed for the drug Minoxodil (trade named Rogaine®), which previously had come off its initial patents to treat high blood pressure.  Scientists working at the UCHSC in the 1970’s initially discovered that the drug could be used to stimulate hair growth and the drug was subsequently put into production to treat baldness by Upjohn using a method-of-use license from the University of Colorado (“CU”).

We intend to outsource the normally capital intensive scientific function to academic research institutions, such as our agreements with CU and Colorado State University (“CSU”).  This approach provides a specific scientific budget for us to fund each application and lessens the possibility of substantial cost overruns being incurred internally.  Work contracted with CU or other research institutions is expected to provide a contractually guaranteed work product, greatly increasing the viability of financial forecasting.  With this approach, our management team should be able to devote its time to working with the project's lead scientists, overseeing necessary patent work, and dealing with reasonable levels of corporate overhead.

We intend to initially devote our efforts to developing a new prophylactic (preventative) and therapeutic treatment for anthrax infection, including bioengineered or “weaponized” anthrax. This technology may also provide treatment options for bacterial pneumonia and mycobacterium tuberculosis infections and other bacterial diseases. These proposed products will be based on patented and patent pending breakthrough discoveries in the field of serine protease inhibition.  Management believes that the early-stage proof of principle supports protease blockade as a means to treat disease.

Management believes that several advantages separate this technology from alternative treatment approaches for anthrax and other types of bacterial infections:

●	Strong proof of principle;
●	Broad and deep intellectual property portfolio;
●	Immediate availability of clinical drug candidates that are already approved for use in humans; and
●	Possible access to FDA Orphan Drug Status that could protect our market from secondary entrance by generic drug manufacturers for an additional seven years of patent protection.

Future research essential for developing these strategies will be conducted in accordance with the world-wide licensing rights and our existing and pending collaborative Sponsored Research Agreements (“SRAs”) with CU.

The US Government in recent years has established a number of government programs which are providing funds to companies that are pursuing promising technologies for the prevention of or treatment of bio-hazard related diseases, including anthrax. We intend to focus on the rapid advancement of the therapeutics through remaining animal and clinical testing necessary for possible EUA (“early use authorization”) sale to the Federal Government or Department of Defense for accelerated commercialization.  The path leading to an anti-anthrax therapy may involve an abbreviated testing regimen since successful animal studies could conclude efficacy assessment of our technologies. The extremely high mortality in persons exposed to inhalation anthrax precludes clinical studies in humans.  Therefore, we intend to apply for status under the Animal Efficacy Rule as designated by the FDA and the newly formed Office of Counterterrorism and Emerging Threats (“OCET”) offices to move through the animal development model.

In addition, our management believes that the clinical approval process for initially planned therapies may be fast-tracked because the therapeutic being studied is already approved for human use, and there is a long safety record associated with the therapeutic. We also believe that government agencies will welcome novel solutions for bio-weapons attacks.

As a result of the foregoing and the FDA’s streamlined OCET rules that are designed to assist companies working to develop Chemical, Biological and Radiological Countermeasures, we believe that we may be able to take our proposed anthrax treatment from laboratory study to commercial application in considerably less time and expense than alternative non-FDA approved technologies. We intend to establish strategic relationships with value adding industry leaders for co-development, marketing and financing. These important alliances may accelerate the advancement of our treatment solutions to final FDA approval and commercialization.

SCIENTIFIC RESEARCH

We do not intend to conduct scientific research internally. Scientific research we have considered necessary for licensing the anti-microbial technology has been conducted by a specialized team at the University of Colorado under the supervision of Dr. Leland Shapiro MD, FACP.  Further research and development will continue through an SRA between us and CU, and potentially additional universities, including CSU.

We plan to sub-contract to, or co-venture with companies that possess the infrastructure, expertise and large scale marketing capability to properly handle commercialization. The current exception to this plan would be to retain the direct marketing of drug products internally, where the prospective purchaser is the United States Government or an agency within such Federal Agencies as Health and Human Services.  Marketing to the U.S. Government, as well as to other countries’ centralized purchasing departments, would require marketing personnel.

LICENSE AGREEMENTS WITH THE UNIVERSITY OF COLORADO

The University of Colorado Technology Transfer Office serves as a facilitator between inventors, entrepreneurs, business advisors, students, and service providers to support the creation and early development of start-up companies based on the University's technologies.  On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (the “RUC”) on behalf of the UCHSC relating to anthrax, tuberculosis and bacterial pneumonia.  CU granted us an exclusive worldwide license to use intellectual property covered by various U.S. Provisional Patent Applications filed by CU.

In conjunction with our licensing agreement with the RUC, we entered into a stock subscription agreement with a designee and beneficiary of the RUC, University License Equity Holdings, Inc. (“ULEHI”).  Pursuant to this agreement we issued 4% of our fully diluted outstanding common stock and common stock equivalents, post issuance, to ULEHI, in consideration of their issuing to us the exclusive license agreement.  On March 31, 2008 we entered into an additional license agreement with the RUC for an issued patent related to the therapeutics’ method of use in treating various forms of viral infection including, but not limited to HIV and influenza.

On November 12, 2008 we entered into a third license agreement with the RUC, whereby we obtained an additional license for the treatment of cell rejection.  In conjunction with this license, we agreed to issue simultaneous with the completion of our transaction with Across America Financial Services, Inc., an additional 2% of our fully-diluted shares outstanding upon completion of the merger and the associated private placement.  Upon completion of the Merger on March 31, 2009, ULEHI became the beneficial owner of a total of 1,427,834 of our outstanding shares, or approximately 6% of our 23,164,567 outstanding shares of common stock on that date.

CU is also entitled to receive minimum royalty payments; a royalty based on net sales of products under the three license agreements (collectively, the “License Agreements”); milestone royalties per usage of certain licensed technologies, and royalties on any revenues it receives from sublicensing the technologies.  The following table summarizes the terms of the License Agreements:

License Date	Fields of Use	Minimum Royalties	Milestone Royalties	Earned Royalties	Sublicense Royalties

May 15, 2006	Anthrax; TB; Bacterial Pneumonia	$25,000 per year Starting 5/15/2011	$30,000 to $300,000(1)	4% of Net Sales	20% to 30%

March 31, 2008	Viruses (including HIV)	$50,000 per year after first commercial sales	$100,000 to 150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cell Graft Rejection	$50,000 per year after first commercial sales	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%
_______________

(1) Payable $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2) Payable $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale.  No milestone royalties are required for the first indication.  For the second indication 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3) Payable $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

Under the License Agreements, we have an exclusive, royalty-bearing license to certain of CU’s patent rights (the “Patent Rights”) on a worldwide basis to make, use, sell, lease, offer to sell, and import any licensed products in the fields of use and to practice any licensed processes in the fields of use. In addition, any improvements to the inventions by CU claimed in the Patent Rights or to any other preexisting patent application or patent that is dominated by the Patent Rights shall be included in the terms and conditions of the respective license agreement with no additional compensation to CU.

The License Agreements further provide that in the event that Dr. Leland Shapiro, Dr. Charles Dinarello or anybody working in a laboratory under the supervision or direction of Dr. Shapiro or Dr. Dinarello makes any invention in the field of use, the practice of which would not require the practice of an invention claimed in or covered by the licensed Patent Rights (“Independent Invention”), then provided such Independent Invention is not subject to any prior contractual or legal obligations, we would have an exclusive option (“Option”) to obtain the exclusive, worldwide, commercial rights to each Independent Invention on terms and conditions to be negotiated in good faith by the parties following the exercise of the Option.

One of the patent applications titled “Inhibitors of Serine Protease Activity and Their Use in Methods and Compositions for Treatment of Bacterial Infections,” relates to several discoveries in the field of protease inhibition.  This refers to a strategy to treat disease by blocking the activity of host-derived naturally-occurring molecules called serine proteases.  Over-activity of these molecules is associated with disease progression.  Therefore, the blockade of protease function is a strategy to treat disease.  We believe the therapeutic has a broad spectrum of possible bacterial and viral indications, making the therapeutic agent a potential cornerstone product for us.

We believe that this patented and patent pending technology and related research conducted in this area will also provide opportunities for us to develop proprietary therapies to treat disease due to other bacterial infections.  Our licensing of existing FDA approved technology for other indications may give it a lead to market in the use of the licensed compounds in bacterial infection.  This position may allow us to advance early science in the development of new IP that may lead to our longer term goal of creating new pharmaceutical counter-measures involving proprietary composition of matter.

SPONSORED RESEARCH AGREEMENT WITH UNIVERSITY OF COLORADO

On May 15, 2006 we entered into a three year sponsored research agreement with the University of Colorado relating to research to be undertaken by CU related to the development of the licensed technology for anthrax and bacterial pneumonia.  Under the SRA, we are required to make payments aggregating $1,097,460 during the term of the agreement.  On January 9, 2009 we amended the agreement and extended the year 3 payments to $80,000 quarterly payments to begin on April 1, 2009.  We anticipate entering into two additional SRAs with CU related to our viral license and recently executed license agreement related to graft rejection technology.

SERVICES AGREEMENT WITH COLORADO STATE UNIVERSITY

In June 2007, we entered into a services agreement with Colorado State University to perform research services related to the effect of an anti-microbacterial molecule on the tuberculosis bacteria.  We have not determined if we are going to move forward with the study.

TARGETED MARKETS AND CURRENTLY AVAILABLE TECHNOLOGIES

I. Anthrax

There have been several research efforts focused on anthrax treatment.  None of these approaches has resulted in the production of an approved treatment for anthrax, and these efforts are at varying stages of experimentation.  These efforts fall generally into one of the following categories:

1.           Passive immunization.

This approach to anthrax therapy involves administering an antibody by vein into a person.  The antibody is directed against a component of the anthrax toxin and this reduces the toxin’s effect.  There are several limitations to this approach.  These therapies must be administered by vein, requiring substantial expertise and expenditures of time and resources.  These are important limitations for any bioweapon treatment, since the overwhelming majority of persons treated will be suspected of anthrax or other bioweapon exposure, and relatively few persons are likely to have documented infection.  As an example, in the anthrax bioterrorism event of October 2001 involving the US postal system, 32,000 persons were given Ciprofloxacin as a preventative measure for 22 cases of confirmed or suspected anthrax infection (10 infected by the inhaled route).

This observation underscores the critical importance of developing a treatment that is non-invasive, fast, and easy to administer in the field without a requirement for hospital based health care resources.  The prospect of 32,000 people being rapidly admitted to a hospital to receive intravenous infusions of an antibody is unrealistic.  Additional problems include the increased risks of adverse side effects (compared to possible benefits) of using an intravenous product, as well as the large expense involved (intravenous insertion and maintenance, emergency room and other hospital costs, etc).  Finally, since all of these therapies target components of the toxin produced by the bacterium itself, there is the risk that natural or deliberate mutations in the toxin structure will render these treatments ineffective.

2.           Active immunization.

This involves administering anthrax vaccination to large segments of the population.  Problems with this approach include an 18-month administration schedule, as well as reduced efficacy of each successive vaccination due to toxicity to the cells that generate the immune response.  This will provide almost no benefit to exposed or possibly exposed persons in the event of an acute attack, and it is highly unlikely that large numbers of persons in the general population will obtain this vaccination prophylacticly.  As an example, the CDC suggested that all first responders be vaccinated against smallpox.  The number of such first responders was estimated to be up to 10 million persons.  However, compliance was extremely poor, with approximately 40,000 responders volunteering for vaccination (about one half of one percent).  Costs and vaccine adverse reactions have been obstacles for more widespread acceptance.

3.           Novel molecules that interfere with the anthrax toxin activity.

There are a few efforts of note in this area and they are all in early stages of investigation.  None of these approaches are near government approval for use in humans, and there are many unanswered questions concerning their use.  For example, the method of delivery to infected or exposed persons, the stability of such a substance in the body, the method of delivery to patients (probably by vein with all the above mentioned drawbacks) and the method of mass production remain open questions at this time.  Also, since all these agents target components of the toxin produced by the bacterium itself, there is again the risk that natural or deliberate mutations in the toxin will render these treatments ineffective.

4.           Biological agents used to kill anthrax; bacteriaphage viruses.

This approach is very recent and is likely years away from experimentation in humans.  At this time it is unclear if such complex viruses can be synthesized and delivered to infected or exposed patients.  There is no precedent for the use of such a biological agent to treat a disease like anthrax infection, and substantial investment in pre clinical studies will be required.  However, this technology does have potential use as a method to detect the presence of anthrax in the environment.  This is the likely niche for future development of this technology.

Direct potential competitors in the anthrax treatment market include Human Genome Sciences, Inc.  Human Genome has received a $165 million dollar contract to deliver 20,000 doses of an FDA approved therapeutic to the Department of Health and Human Services for the treatment of inhalation anthrax infection, upon FDA approval.  Abthrax®, Human Genome’s proprietary product, is a human monoclonal antibody, which blocks the binding to the cell surface of the anthrax antigen.   Human Genome reports that in early animal studies the therapeutic is well tolerated and has not shown it to have any significant side effects.

II. Mycobacterium Tuberculosis and Mycobacterium Avium Complex

Infection with tuberculosis (“TB”) is a global concern.  According to the World Health Organization, in 2005, approximately one-third of the world population was infected with this organism and 1,600,000 deaths resulted from TB. Antimicrobial agents used to treat TB must be administered for a prolonged period of time, in the range of six to eighteen (6-18) months.  A disturbing recent development is the detection of multi-drug resistant strains of TB that are difficult to treat with available anti-TB drugs.  Some of these resistant organisms are all but incurable using currently-available antibiotics.  Our approach to TB treatment will be to use a radically different approach than any currently used.  It is possible that therapy based on this technology is impervious to mutation-induced drug resistance, since the targets that this technology blocks in order to treat disease are part of the host and not part of the organism.  Therefore, the target that the technology uses cannot change and therapeutic effectiveness should not diminish.

Researchers at CU have conducted numerous laboratory studies that support an anti-mycobacterial effect of this technology.  These studies have included investigation of the immune molecules that are responsible for TB containment.  Most importantly, our research team has demonstrated in laboratory testing that a serine protease inhibitor drug candidate blocks TB infection of human cells.  This has been confirmed using at least two independent infection systems.  Furthermore, the CU researchers have replicated these successful studies using rapidly-growing mycobacteria (“RGM”), organisms that are related to TB.

The application of this technology is well-developed.  However, there is no proof that the TB and other mycobacterial treatments will work in humans.  Since we will not manufacture our own clinical candidate (a drug has been utilized that is sold by a large biopharmaceutical company), it will be necessary to purchase candidate drugs from a manufacturer.  Alternatively, we could license its method of use patent to a manufacturer in exchange for royalties and additional compensation.  There are three large pharmaceutical companies that manufacture approved drug candidates, and at least two more molecules are nearing approval in humans.  Additionally, it is possible that synthetic molecules that mimic the activity of the natural inhibitor can be developed.  Early laboratory and mice studies of these mimics have been completed by CU and CSU researchers and have shown that they have potential use as TB and RGM treatment.  Large animal studies using these synthetic molecules have not yet been conducted in models of TB and RGM infection, and this project will require a larger commitment of time than some of the other applications of the our technology.  Our intellectual property position encompasses the use of natural inhibitors and related synthetic molecules.

The application of this technology will require assessment in animal models of TB and RGM infection.  Since TB is primarily a disease that affects the lungs, the capacity to deliver this agent in an aerosol form can deposit the drug in high concentrations at the site where it is most needed.  Our initial clinical drug candidates are already in use for other diseases, and an extensive history of clinical administration with minimal side effects has been documented in the medical literature.  Due to the magnitude of this clinical problem worldwide, and the emergence of resistant organisms, the demand for this proprietary, novel approach to treatment is expected to be substantial.

In Dr. Shapiro’s studies of the use of this technology to treat Mycobacterial infections, including TB, he and his team will conduct several kinds of investigations:

1.           Human monocyte derived macrophages (MDM, human white blood cells that can be infected with TB) will be isolated from whole blood and infected with several Mycobacterial organisms (including TB) in the absence of the presence of natural or synthetic serine protease inhibitors.  This will be a state of the art infectivity assay for the effect of agents on the infection of human cells with these organisms.

2.           Cytokine molecules (substances made by cells that generate inflammation and can cause disease) production will be monitored.  These molecules have been shown to affect Mycobacterial proliferation.

3.           Infectivity experiments will be conducted using serum from natural inhibitor deficient patients, with the serum obtained both before and after infusion of the natural molecule.  Infected cells will be cultured with these blood components to assess the effect of adding the natural inhibitor on mycobacterial infection of human cells.

III. Bacterial Pneumonia

Bacterial pneumonias in ICU’s are often caused by a class of organisms called gram-negative rods and account for a sizable percent of ICU-related deaths.  It is known that illness arises, in part, from increased serine proteases in lung secretions.  This, in turn, leads to events in the lungs and upper respiratory tract that enhance colonization and infection with gram-negative rods.  These infections are challenging to treat because patients in the ICU are already weakened by serious underlying disease.  Also, due to natural selection pressures these gram-negative organisms are often resistant to the antibiotics used to treat these infections.

The serine proteases that are active during bacterial pneumonias are neutralized by natural serine protease inhibitors and by synthetic mimics.  Our technology may be used to treat gram-negative rod pneumonias, and this approach has important advantages compared to standard antibiotic use.  These advantages include the reduced possibility of bacterial mutation-induced resistance to this technology’s agents.  Due to the mechanism of activity of this technology, we believe that a drug based on this concept would best work as a prophylactic agent that blocks the onset of pneumonia.  It is less likely that this approach can be used as a treatment for bacterial pneumonia after infection has occurred.  However, the possibility of benefit after pneumonia has occurred is not excluded and may be possible, but more research is needed.

Dr. Shapiro’s team has conducted laboratory studies that support this concept, albeit indirectly.  This is a new area of investigation and work in this area is ongoing.  However, there is related work done in the past that supports this approach, and current work in related areas continues to suggest that it will prove effective in patients.

This approach to pneumonia prophylaxis is based on sound concepts and previous work done by other investigators.  There is also a compelling need for treatments of infections due to resistant gram-negative organisms in the ICU.  Since the candidate drugs used in these laboratory investigations are clinically available, there may not be a need to develop separate drug candidates.  Furthermore, this technology needs to deliver the drug only to the respiratory tract and lungs.  Therefore, drug administration by the inhaled route is anticipated.

This route of administration has been achieved using the same drug candidates we would use, but this technology would change the condition which makes this particular treatment for administration advisable (bacterial pneumonia prophylaxis).  The drug candidate currently being studied has an extensive record of safe administration in humans.  If these studies indicate that this approach will work for ICU bacterial pneumonia prophylaxis, the demand for such a drug may be very large with approximately 2,000,000 ICU admissions annually Since the agent will be used as a preventative, it is expected that it will be used broadly in patients admitted to the ICU for any of several reasons.

There is no proof yet that our bacterial pneumonia prophylaxis solution will work in humans.

IV. Influenza

In March 2008, we acquired an exclusive license from CU for its issued patent related to the method of use of the therapeutic on viral infections, including HIV.

We anticipate that clinical in-vitro tests will be conducted in the near future at the UCHSC, under the direction of Dr. Shapiro to determine whether the therapeutic can prevent the spread of diseased cells to healthy tissue.

The origin of this technology dates to a discovery by CU researchers.  It was found that a human deficit in the natural human serine protease inhibitor has a significant correlation with increased incidence of influenza infection.  The study reviewed patient data records of 140 patients over an approximate seven year period.  Of the 140 patients, 28 were deficient in the therapeutic, while 112 were not.  Over the course of the study period, of the 112 patients who had the deficiency, approximately 80% of the patients in the population were diagnosed with the flu.  Conversely, of the patient population that did not have the deficiency, approximately 70% were not diagnosed with the flu.

V. Cell/Graft Rejection

In November 2008, we entered into an exclusive license agreement with the UCHSC for the cell/graft rejection field of use.

The therapeutic has been shown to be effective in reducing transplant rejection in mice studies where islet transplantation occurs for the treatment of Type I diabetes.  Islet transplantation in Type I diabetes normally incurs a very high rejection (or cell death rate), and in these early studies, mice treated with the therapeutic have evidenced a 100% acceptance of the graft transplant.

Islets are cells that exist in the pancreas.  Islets are responsible for the production of insulin.  Insulin is critical to the metabolism process in burning sugar and creating energy for the cells in the body.  Sugar, if left unchecked by inadequate supplies of insulin, can result in weight gain, high blood pressure, cardiovascular disease, early blindness and stroke.  A number of these conditions can result in early stages of death.  Islet transplantation is a relatively simple one hour surgical procedure, but has been plagued with high levels of transplant rejection (cell death).  The administration of a safe, FDA approved therapeutic used in conjunction with islet transplantation could result in an enormous benefit to the diabetic population.

The basic theory on why the therapeutic appears to be effective in the early mice studies is that the therapeutic prevents an immune system attack on the transplanted islets, and repeated applications of the therapeutic place the immune response characteristic into remission.

This therapy, if it can be transferred successfully to the human population, could have a significant impact on the treatment of Type I diabetics.  Currently, Type I islet transplantation normally only occurs in very serious cases, despite the procedure normally taking only an hour to perform.

The high incidence of graft rejection by recipients decreases the number of islet transplant patients that can be treated due to the fact that a recipient who has rejected islets, not uncommonly, will undergo additional procedures, which causes additional drain on the supply of islet cells that can be used for transplant.

According to the Juvenile Diabetes Research Foundation International (www.jdrf.org), as many as 3 million Americans may have Type I diabetes, many of whom are currently undiagnosed. Each year over 15,000 children are diagnosed with diabetes in the U.S.

RAW MATERIALS

Raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs.

COMPETITION

We face intense competition from a wide range of pharmaceutical, biotechnology and diagnostic companies, as well as academic and research institutions and government agencies. Some of these competitors have substantially greater financial, marketing, research and development and human resources. Most large pharmaceutical companies have considerably more experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

Principal competitive factors in our industry include:

●	the quality and breadth of an organization’s technology;
●	the skill of an organization’s employees and its ability to recruit and retain skilled employees;
●	an organization’s intellectual property;
●	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
●	the availability of substantial capital resources to fund discovery, development and commercialization activities.

We believe that the quality and breadth of our technology platform, our patent portfolio, and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property portfolios, substantially more capital resources and significantly more and experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.

We are aware of products in research or development by our competitors that address all of the diseases we are targeting, and any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, marketing and sales capability, reimbursement coverage, price and patent position.

GOVERNMENT REGULATION

Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products will be subject to rigorous preclinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

Preclinical Testing. Before a drug may be clinically tested in the U.S., it must be the subject of rigorous preclinical testing.  Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin.

Clinical Testing.  Typically, clinical testing involves a three-phase process, which generally lasts four to seven years, and sometimes longer:

●	Phase 1 clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism.

●
Phase 2 clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate preliminary efficacy and optimal dosages statistically and to expand evidence of safety.

●
Phase 3 clinical trials are large-scale, multi-center, comparative trials, which are designed to gather additional information for proper dosage and labeling of the drug and to demonstrate its overall safety and efficacy.

The FDA monitors the progress of each phase of testing and may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. The clinical trial process may be accompanied by substantial delay and expense, and there can be no assurance that the data generated in these studies will ultimately be sufficient for marketing approval by the FDA.

Marketing Approvals.  Before a product can be marketed and sold, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologic license application, depending on the type of drug. In responding to a new drug application or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, or at all.

In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

Foreign Regulation.  We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the U.S.

Possible Pricing Restrictions.  The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control.

While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. There can be no assurance that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

MANUFACTURING

All of our potential pharmaceuticals are still in preclinical development and at this time we do not have, and do not intend to establish, manufacturing facilities to produce our product candidates in the near or long-term. We have identified several possible manufacturers, but have not concluded any agreements with them.

BACKLOG

We recorded no revenue in the fiscal years ended March 31, 2009 or 2008, and we had no backlog as of either of these year-end dates.

EMPLOYEES

As of March 31, 2009, we had 2 part-time employees.

ENVIRONMENTAL COMPLIANCE

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

Our investor relations department can be contacted at our principal executive office located at 5350 South Roslyn, Suite 400, Greenwood Village, CO 80111. Our phone number at our headquarters is (303) 867-3415. We currently have no website, however, one is under construction and we own the domain name of www.omnibiopharma.com.

ITEM 1A.  RISK FACTORS.

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

FINANCIAL AND MARKET RISKS

Since inception, we have not had any revenue and have incurred operating losses, and our accountants expressed doubts about our ability to continue as a going concern.

For the fiscal years ended March 31, 2009 and 2008, our independent registered public accounting firms expressed substantial doubt about our ability to continue as a going concern as a result of lack of history of operations, limited assets, and operating losses since inception. We will need to raise additional capital to fund our business in the near term.

To pursue our current business strategy and continue developing our products, we will need substantial additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue our business and generate enough revenue to recover our investment in our product development efforts.

We have expended, and will continue to expend, substantial funds to continue our research and development programs and human studies. We may need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms. If we raise additional funds by issuing equity securities, equity-linked securities or debt securities, the new equity securities may dilute the interests of our existing stockholders and the new debt securities may contain restrictive financial covenants.

Our need for additional funding will depend on many factors, including, without limitation:

●	the amount of revenue or cost sharing, if any, that we are able to obtain from others, any approved products, and the time and costs required to achieve those revenues;
●	the timing, scope and results of preclinical studies and clinical trials;
●	the size and complexity of our development programs;
●	the time and costs involved in obtaining regulatory approvals
●	the costs of launching our products;
●	the costs of commercializing our products, including marketing, promotional and sales costs;
●	our ability to establish and maintain collaboration partnerships;
●	competing technological and market developments;
●	the costs involved in filing, prosecuting and enforcing patent claims; and
●	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

●	delay, scale back or eliminate some or all of our research and development programs;
●	delay, scale back or eliminate some or all of our commercialization activities;
●	lose rights under existing licenses;
●	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
●	be unable to operate as a going concern.

We may be unsuccessful in commercializing our products. If we are unable to commercialize our products, we may not be able to recover the large investment that we have made and plan to make in our product development efforts.

We will have to make substantial expenditures before we are able to generate any revenue. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. We cannot assure you that the costs of testing and study will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing products, we may be unable to recover the large investment we have made and plan to make in research and development efforts.

Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

We do not carry insurance for all categories of risk that our business may encounter. We currently do not maintain general liability or products liability insurance policies. We do not know if we will be able to obtain insurance with adequate levels of coverage. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

PRODUCT DEVELOPMENT RISKS

Our product development efforts depend on new and rapidly evolving technologies, which have not been commercialized.

Our product development work depends on new, rapidly evolving technologies and on the marketability and profitability of innovative products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:

●	these technologies or any or all of the products based on these technologies may be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;
●	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
●	proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and
●	third parties may market superior or equivalent products.

We have limited experience in developing and commercializing products.

Our ability to develop and commercialize products will depend on our ability to:

●	develop products;
●	complete laboratory testing and human studies;
●	obtain and maintain necessary intellectual property rights to our products;
●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;
●	entering into arrangements with third parties to manufacture our products on our behalf; and
●	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

We may not be successful in some or all of these initiatives, and as a result, fail to produce adequate or any revenues to sustain our business.

Because clinical trials for our products are expensive and protracted and their outcome is uncertain, we will have to invest substantial amounts of time and money that may not yield viable products.

Conducting clinical trials is a lengthy, time-consuming and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through laboratory, animal and human studies that the product is both effective and safe for use in humans. We will incur substantial additional expense for and devote a significant amount of time to these studies.

Before a drug may be marketed in the U.S., a drug must be subject to rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an investigational new drug application, which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing, but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests is susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:

●	our inability to manufacture sufficient quantities of materials for use in clinical trials;
●	variability in the number and types of patients available for each study;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	unforeseen safety issues or side effects;
●	poor or unanticipated effectiveness of products during the clinical trials; or
●	government or regulatory delays.

INTELLECTUAL PROPERTY RISKS

If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Europe and Japan. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings may be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future and could force us to do one or more of the following: cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

If the patent applications for which we have obtained a license do not result in issued patents, our competitors may obtain rights to and commercialize the discoveries.

The pending patent applications for which we have obtained licenses may not result in the issuance of any patents. The applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S.

If others file patent applications or obtain patents similar to those we have licensed, such patents may restrict the use of our discoveries.

Universities and companies working in the biotechnology and pharmaceutical fields have filed patent applications and have been granted patents in the U.S. and in other countries that cover subject matter potentially useful or necessary to our business. Some of these patents and patent applications claim only specific products or methods of making products, while others claim more general processes or techniques useful in the discovery and manufacture of a variety of products. The risk of third parties obtaining additional patents and filing patent applications will continue to increase as the biotechnology industry expands. We cannot predict the ultimate scope and validity of existing patents and patents that may be granted to third parties, nor can we predict the extent to which we may wish or be required to obtain licenses to such patents, or the availability and cost of acquiring such licenses. To the extent that licenses are required, the owners of the patents could bring legal actions against us to claim damages or to stop our manufacturing and marketing of the affected products. We believe that there will continue to be significant litigation in our industry regarding patent and other intellectual property rights. If we become involved in litigation, it could consume a substantial portion of our resources.

Because issued patents may not fully protect our discoveries, our competitors may be able to commercialize products similar to those covered by issued patents that we have obtained a license.

Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Other parties may challenge the patents or design around the issued patents or develop products providing effects similar to the products for which we have obtained a license. In addition, others may discover uses for the technologies other than those uses covered by the patent rights we license, and these other uses may be separately patentable. The holder of a patent covering the use of a technology for which we have a patent claim could exclude us from selling a product for a use covered by its patent.

If we are unable to protect our trade secrets, others may be able to use our secrets to compete more effectively.

We may not be able to meaningfully protect our trade secrets. We rely on trade secret protection to protect our confidential and proprietary information. We believe we have acquired or developed proprietary procedures and materials for the production of proteins. We have not sought patent protection for these procedures. While we have entered into confidentiality agreements with employees and academic collaborators, we may not be able to prevent their disclosure of these data or materials. Others may independently develop substantially equivalent information and processes.

REGULATORY RISKS

Because we are subject to extensive changing government regulatory requirements, we may be unable to obtain government approval of our products in a timely manner.

Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries, such as Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

Marketing Approvals.  Before a product can be marketed and sold in the U.S., the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either a new drug application or a biologic license application, depending on the type of drug. In responding to a new drug application or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. We cannot assure you that any approval required by the FDA will be obtained on a timely basis, or at all.

In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with current good manufacturing practices, reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Foreign Regulation.  We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the U.S.

OTHER RISKS RELATED TO OUR BUSINESS

If we lose or are unable to attract key management or other personnel, we may experience delays in product development.

We will depend on our senior executive officers as well as other key personnel. If any key employee decides to terminate his or her employment with us, this termination could delay the commercialization of our products or prevent us from becoming profitable. Competition for qualified employees is intense among pharmaceutical and biotechnology companies, and the loss of qualified employees, or an inability to attract, retain and motivate additional highly skilled employees required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products.

If the health care system or reimbursement policies change, the prices of our potential products may be lower than expected and our potential sales may decline.

The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. Additional proposals may occur as a result of a change in administration following the November 2008 U.S. presidential elections. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payers are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

We may be unable to successfully obtain required quantities of our products economically.

We have not yet manufactured any products for commercial use. We intend to contract with third party manufacturers to obtain manufacturing capabilities. We will depend on those parties to comply with acceptable manufacturing practices and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform satisfactorily. Any failures by these third parties may delay our development of products or the submission of these products for regulatory approval.

Because we currently have only a limited marketing capability, we may be unable to sell any of our products effectively.

Since inception, we have not marketed any products. If we develop products that can be marketed, we intend to market the products either independently or together with collaborators or strategic partners. If we decide to market any products, either independently or together with partners, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those parties. We may also contract with third parties to market certain of our products. Ultimately, we and our partners may not be successful in marketing our products.

Because we depend on third parties to conduct many of our human studies, we may encounter delays in or lose some control over our efforts to develop products.

We are dependent on third-party research organizations to conduct all of our human studies. If we are unable to obtain any necessary services on acceptable terms, we may not complete our product development efforts in a timely manner. If we rely on third parties for the management of these human studies, we may lose some control over these activities and become too dependent upon these parties. These third parties may not complete the activities on schedule or when we request.

Our articles of incorporation and bylaws could discourage acquisition proposals, delay a change in control or prevent other transactions.

Provisions of our articles of incorporation and bylaws, as well as provisions of the Colorado Business Corporation Act, may discourage, delay or prevent a change in control of our company or other transactions that you as a stockholder may consider favorable and may be in your best interest. Our articles of incorporation and bylaws contain provisions that:

●
authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; and

●	limit who may call special meetings of stockholders.

Our stock price is expected to be volatile.

The future market price of our common stock could fluctuate widely because of:

●	future announcements about our company or our competitors, including the results of testing, technological innovations or new commercial products;
●	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;
●	changes in government regulations;
●	developments in our relationships with our partners;
●	developments affecting our partners;
●	announcements relating to health care reform and reimbursement levels for new drugs;
●	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;
●	litigation; and
●	public concern as to the safety of our products.

The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

We may rely on patents and proprietary rights that may fail to protect our business.

Although we have obtained licenses to use the rights under certain patent applications that have been filed with the U.S Patent and Trademark Office, we may not be able to obtain the protection necessary to fully cover our proposed activities. Our success will also depend on our ability to operate without infringing the proprietary rights of other parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual questions.

We are aware of three major manufacturers of AAT in the United States for other applications.  It is possible that those manufacturers would attempt to sell that therapeutic agent for purposes covered by the rights licensed to us.

We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to participate in interference or opposition proceedings to determine the priority of invention. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the technology or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent or related litigation could have a material adverse effect on our ability to compete in the marketplace. If we are unable to obtain a license to patented technology we need, or could only obtain a license on terms we consider to be unacceptable, or if we were unable to design our products or processes to avoid infringement of such patented technology, our business would be harmed.

The applicability of "penny stock rules" to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock.

Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 - or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers which sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

As a smaller reporting company, we are not required to disclose the information under this item.

ITEM 2.  PROPERTIES.

We currently utilize approximately 500 square feet at our corporate office address at 5350 South Roslyn Street, Suite 400, Greenwood Village, CO  80111.  We currently do not pay any rent for this office space. We own no real estate nor have plans to acquire any real estate. Otherwise, we have no materially important physical properties.

ITEM 3.  LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings, nor is our property the subject of any material legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We held no shareholders’ meetings in the fourth quarter of our fiscal year.

In April, 2009, we received a consent of majority shareholders, as permitted under the Colorado Business Corporation Act, to take the following corporate actions:

1. A change of our corporate name from “Across America Financial Services, Inc.” to “Omni Bio Pharmaceutical, Inc.”

2. Amendment to our Articles of Incorporation to increase our authorized common shares to 200,000,000 from the current 50,000,000 and to increase our authorized preferred shares to 5,000,000 from the current 1,000,000. The par values of the common and preferred shares will not be changed.

A total of 12,501,834 voting shares out of a possible 23,764,567 voting shares, or approximately 52.61%, approved the corporate actions. Subsequently, we filed a Form 14C Information Statement with the SEC and sent the Information Statement to our shareholders.  We filed Articles of Amendment to our Articles of Incorporation reflecting these changes with the Colorado Secretary of State on May 27, 2009.

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the OTC Bulletin Board maintained by the Financial Industry Regulatory Authority (formerly known as the National Association of Securities Dealers, Inc.), under the symbol AAFS.  Our common stock began trading in December 2007.  The following table sets forth the range of high and low bid quotations for the common stock during each calendar quarter beginning December 31, 2007 and ending March 31, 2009.  The figures have been rounded to the nearest whole cent.

	High	Low
March 31, 2009	$0.55	$0.50
December 31, 2008	$1.01	$0.55
September 30, 2008	$0.55	$0.20
June 30, 2008	$1.05	$1.01

March 31, 2008	$1.25	$0.52
December 31, 2007	$1.25	$0.25

The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

On June 12, 2009, the closing bid price of our common stock on the OTC Bulletin Board was $10.75 per share and our volume was 700 shares.

Number of Shareholders of Record and Dividends

The number of shareholders of record of the Company's issued and outstanding common stock as of June 12, 2009 was approximately 280.  This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.

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

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
●
contains a description of the broker's or dealer's duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including "bid" and "ask" prices for penny stocks and the significance of the spread between the bid and ask price;
●	contains a toll-free telephone number for inquiries on disciplinary actions;
●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and
●	contains such other information and is in such form (including language, type, size and format) as the Securities and Exchange Commission shall require by rule or regulation;

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;
●	the compensation of the broker-dealer and its salesperson in the transaction;
●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
●	monthly account statements showing the market value of each penny stock held in the customer's account.

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

Recent Sales of Unregistered Securities

The following are the equity transactions for the Company and its predecessor companies which occurred during the fiscal years ended March 31, 2009, 2008 and 2007.

Maxcure Pharmaceutical, Inc. (“Maxcure”)

During January and February 2007, Maxcure sold 2,000,000 shares of its common stock to its founders and other insiders for an aggregate of $2,000, or $0.001 per share.

During January 2007, Maxcure sold 2,500,000 shares of its common stock to Bathgate Capital Partners LLC (“BCP”), a registered broker-dealer, for $50,000, or $0.02 per share.

The sales of common stock to the founders, insiders and BCP were made in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Act").  The sales were made without any general solicitation to sophisticated investors who were provided with complete information concerning Maxcure.  The investors represented that they were investing for investment purposes only.  The certificates representing the shares bore legends stating that they represented "restricted securities" as defined under the Act.

During the period from January through February 2007, Maxcure sold 958,500 shares of its common stock to 27 accredited investors at $0.40 per share for gross proceeds of $383,400.  In connection with these sales, Maxcure paid $19,170 in commissions to BCP.

During March through May 2007, Maxcure sold an additional 445,400 shares of common stock to 31 accredited investors at $1.00 per share for gross proceeds of $445,400.  In connection with these sales, Maxcure paid $44,540 in commissions to BCP.  A total of 335,400 of these shares were sold prior to Maxcure’s fiscal year end of March 31, 2007.

During the period from September 2007 to December 2007, Maxcure sold 300,000 shares of its common stock to accredited investors at $1.00 per share.  In conjunction with these sales, Maxcure paid $30,000 in commissions to BCP, and issued warrants to purchase 30,000 shares of its common stock to BCP as placement agent warrants, of which 15,000 were assigned to unrelated parties.

The sales of common stock to the accredited investors were made in reliance on the exemption from registration under Section 4(2) of the Act and Rule 506 of Regulation D under the Act.  The sales were made without any general solicitation to accredited investors who were given access to complete information concerning Maxcure.  The investors represented that they were investing for investment purposes only.  The certificates representing the shares bore legends stating that they represented "restricted securities" as defined under the Act. Forms D were filed with the Securities and Exchange Commission in connection with these sales.

Apro Bio Pharmaceutical Corporation (“Apro Utah”)

During February and March 2006, Apro Utah issued 10,000,000 shares of its common stock at price of $0.001 per share to its founders and other insiders.  7,305,000 shares were sold for cash of $7,305 and 2,695,000 shares were issued in exchange for research and development services, which were determined to have a fair value of $2,695.

During April 2006, Apro Utah sold 150,000 shares of its common stock to an investor for $120,000 or $0.80 per share.

During the period from June through December 2006, Apro Utah offered for sale 500,000 shares of its common stock at a price of $1.00 per share.  Apro Utah sold 340,000 shares for proceeds of $340,000.  The offering was made in reliance on an exemption from registration under section 4(2) of the United States Securities Act of 1933, as amended.  Apro Utah relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

In November 2006, Apro Utah paid $10,000 and issued 30,000 shares of its common stock to an individual who was a brother of an executive officer of Apro Utah in exchange for consulting services.

During the period from May 2006 through March 2007, Apro Utah issued 438,333 shares of its common stock to the Regents of the University of Colorado (“RUC “) as additional consideration pursuant to the anti-dilution provision of its license agreement and stock purchase agreement (subscription agreement) with the RUC, which requires that the RUC maintain a 4 percent ownership in the outstanding shares of Apro Utah.

In March 2007, Apro Utah sold warrants to purchase 495,000 shares of its common stock for $0.25 per common stock purchase warrant, netting proceeds of $123,750.  These warrants are exercisable at $1.10 per share and expire on March 31, 2010. 80,000 of these warrants were purchased by Dr. Paul Dragul, who was a director of Apro Utah.  In April 2007, Apro Utah sold an additional 5,000 common stock purchase warrants to its CEO and President on the same terms, netting proceeds of $1,250. In March 2009, the aggregate of the 500,000 warrants were extended to March 31, 2012.

During the period from April 1, 2007 through March 31, 2008, Apro Utah sold to two unaffiliated investors 257,500 Units for net proceeds of $231,750 after commissions of $750 and $25,000 that were paid to BCP and an outside party, respectively.  Each Unit consisted of one share of common stock and one common stock purchase warrant exercisable at $1.00 per share and expiring in May 2010.

On March 31, 2008, a consultant of Apro Utah exercised 500,000 common stock purchase warrants with an exercise price of $0.02 per warrant, which netted cash of $10,000. This transaction triggered the anti-dilution provision of the stock purchase agreement with the RUC, resulting in 20,833 shares of common stock being issued to the ULEHI as additional consideration.

The sales described above were made in reliance on an exemption from registration under section 4(2) of the United States Securities Act of 1933, as amended.  Apro Utah relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.

Apro Bio Pharmaceutical Corporation (“Apro Bio”)

On March 31, 2008, Apro Utah was merged into Maxcure (the “Maxcure Merger”).  Maxcure was the surviving corporation and was renamed Apro Bio Pharmaceutical Corporation (“Apro Bio”).  In connection with the Maxcure Merger, Maxcure issued 11,726,562 shares of its common stock (which represented the total number of common shares issued and outstanding of Apro Utah at the date of the merger) to the 52 shareholders of Apro Utah.  The total common shares issued and outstanding of Maxcure as of the date of the Maxcure Merger were 6,462,900, and as a result, a total of 18,189,642 common shares of Apro Bio were issued and outstanding upon consummation of this merger.  Also, warrants held by Maxcure stockholders to purchase 600,000 shares of Apro Utah were cancelled, and warrants to purchase 1,052,500 shares of Apro Utah common stock were converted to an equivalent number of warrants in the merged entity.  Warrants to purchase 130,000 shares of Maxcure stock held by existing Maxcure stockholders were retained in the merged entity.  In connection with the Maxcure Merger, Maxcure relied on the exemption from registration under Section 4(2) of the Act and Rule 506 of Regulation D under the Act.  The share issuances were made without any general solicitation to accredited investors who were provided with complete information concerning Maxcure.  The investors represented that they were investing for investment purposes only.  The certificates representing the shares bore legends stating that they represented "restricted securities" as defined under the Act.

On May 30, 2008, the spouse of Steven M. Bathgate, a director of Apro Bio, entered into an unsecured, convertible debenture agreement with Apro Bio (the “Bathgate note”) in the amount of $25,000, which is convertible into common stock at $1.00 per share with an interest rate of 6%.  The convertible debenture matures June 30, 2010.  As additional consideration for the issuance of the debenture, Apro Bio issued a warrant to purchase 50,000 shares of common stock at $1.00 per share, which expires on June 30, 2013.  In addition, this warrant included a reset provision, which provided, that in the event that Apro Bio issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price.  This reset provision pertained to any new investment made prior to December 31, 2008.

On November 6, 2008, Apro Bio entered into a bridge loan agreement with a then-affiliate, BOCO Investments, LLC (“BOCO”) pursuant to which BOCO loaned $50,000 at an interest rate of twelve percent (12%) per annum in the form of a note (the “BOCO note”), which was collateralized by substantially all of the assets of Apro Bio.  As additional consideration for the $50,000 note, Apro Bio issued to BOCO a common stock purchase warrant to purchase 100,000 shares of common stock.  This warrant is exercisable at $0.50 per share and expires on December 31, 2013.  Pursuant to the reset provision described above, the exercise price on the common stock purchase warrant issued to Mrs. Bathgate was reduced to $0.50 per share, with all other terms remaining intact.  As part of its investment in the private placement offering that was completed by Across America Financial Services, Inc. on March 31, 2009, BOCO was allowed to invest the principal amount of the BOCO Note in the offering.

In connection with the transactions after March 31, 2008, BCP received $4,500 in cash commissions.  For the transactions after March 31, 2008, Apro Bio relied on the exemption from registration under Section 4(2) of the Act.  The sales were made without any general solicitation to accredited investors who were provided with complete information concerning Apro Bio.  The investors represented that they were acquiring the securities for investment purposes only.  The certificates representing the securities bore legends stating that they represented "restricted securities" as defined under the Act.

Across America Financial Services (“Across America”)

On March 30, 2009, Across America issued 12,000 shares of its common stock to WestMountain Prime LLC, in payment of interest on a promissory note (the “WestMountain Note”), 277,133 shares of common stock to WestMountain Asset Management, Inc. for prior services and 25,000 shares to an attorney for prior legal services. In connection with these issuances, Across America relied on Section 4(2) of the Securities Act, as amended. All of these persons are sophisticated investors who represented that they were acquiring the shares for investment purposes only. The certificates representing the shares will bear restrictive legends.

On March 31, 2009 Across America completed the acquisition of Apro Bio pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger") among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of Across America. The shareholders of Apro Bio were issued a total of 18,210,295 shares of the Across America’s common stock in exchange for their shares.  Such exchange was conducted pursuant to Section 4(2) of the Securities Act, as amended, and Regulation D promulgated thereunder.   Also as part of the Merger, outstanding warrants to purchase 2,157,500 shares of the common stock of Apro Bio were automatically converted into warrants to purchase the same number of shares of Across America’s common stock on the same terms and conditions.  In addition, the Bathgate note, which was convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions as before.  In connection with the Merger, Across America paid an advisor fee to BCP in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share.  The securities offered in the Merger were made solely to the shareholders of Apro Bio, all of whom were either accredited or sophisticated investors.  The shareholders signed subscription agreements representing that they were acquiring the shares of common stock for investment purposes only and not for resale.  Across America filed a Form D with respect to the Merger and the certificates representing the shares of common stock bear restrictive legends.

In conjunction with the Merger and also on March 31, 2009, Across America closed a private placement securities offering (the “Private Placement”) to four accredited investors pursuant to section 4(2) of the Securities Act, as amended, and Rule 506 promulgated thereunder.  Across America issued “Units,” consisting of one share of its common stock, a warrant to purchase one-half a share of common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of common stock at an exercise price of $0.50 per share and a warrant to purchase one share of common stock at an -exercise price of $1.00 per share.  Across America offered the Units at a price of $1.00 per Unit and sold 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable from a related party of $50,000.  In connection with the offering, Across America paid to BCP a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of common stock at $0.50 per share, and a warrant to purchase 224,400 shares of common stock at $1.00 per share. No general solicitation was used in connection with the Private Placement.

In accordance with the Merger terms and on May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc (“Omni”).

Lock-Up Agreements

The securities we issued in the Merger are subject to contractual lock-up agreements of either two or three years. Security holders that are subject to a two-year lock-up agreement may not offer, sell, contract to sell, pledge, hypothecate, grant any option to purchase or otherwise dispose of  any shares of our common stock or any securities convertible into or exchangeable for shares of our common stock that they beneficially own or otherwise hold by me as of the date of their executed lock-up agreement, or which they may acquire pursuant to the Merger, or which are issuable upon exercise of options, warrants, or other convertible securities held by them on such dates, (collectively, the “Restricted Securities") for the period specified hereafter without the prior written consent of a representative of BOCO. Such restrictions shall apply to the Restricted Securities for a period of two (2) years after the closing date of the Merger. Thereafter, a security holder may sell up to twenty-five percent (25%) of the Restricted Securities every quarter beginning in the third year. As a reasonable means of ensuring compliance with the terms of this Agreement, the undersigned further agrees that we may instruct the transfer agent for the Restricted Securities to place a transfer restriction on such transfer agent's records.

Notwithstanding the foregoing, if, at any time after fifteen (15) months from the closing date of the Merger, the closing price of our common stock is above $3.00 per share for 25 out of 30 consecutive trading days with an average daily trading volume in excess of 250,000 shares, a Restricted Security holder may sell up to ten percent (10%) of the Restricted Shares in every quarter that these conditions are met.

For security holders that are subject to a three-year lock-up agreement, the restriction for the Restricted Securities shall apply for a period of three (3) years after the closing of the Merger, provided, however, that after two (2) years, a Restricted Security holder may sell up to five percent (5%) of the Restricted Securities every quarter during the third year. Notwithstanding the foregoing, if, at any time after fifteen (15) months from the closing date of the Merger, the closing price of our common stock is above $3.00 per share for 25 out of 30 consecutive trading days with an average daily trading volume in excess of 250,000 shares, a Restricted Security holder may sell up to ten percent (10%) of the Restricted Shares in every quarter that these conditions are met.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

On March 31, 2009 Across America Financial Services, Inc. (“Across America”) completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger) among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of the Company.  On May 27, 2009 Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).

The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes.  Accordingly, for all periods presented in this Report, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni.

Except as the context otherwise requires, the terms "Company," "we," "our, "us" or “Omni,” means Omni and our wholly-owned subsidiary, Omni Bio Operating, Inc.

Plan of Operation

As of March 31, 2009, our business efforts have been largely dedicated to pursuing additional capital in order to continue funding Sponsored Research Agreements (“SRA”) on the furtherance of Omni’s licensed science for the treatment of bacterial disease, and to fund a pending SRA for the furtherance of Omni’s licensed science for the treatment of viral disease and cell/graft rejection.

We plan to acquire and develop existing and novel therapies that we believe have the potential to move through clinical trials quickly, shepherd them through the FDA approval processes and advance them through commercialization.  This core strategy is based on licensing issued and pending patents, which will initially involve an existing FDA approved drug that has come off of its initial patents, and has shown to be therapeutically effective in treating a genetic deficiency and unrelated to our intellectual property.

We intend to outsource the normally capital intensive scientific function to academic research institutions, such as our agreements with CU and Colorado State University (“CSU”).  This approach would provide a specific scientific budget for us to fund each application, without the possibilities of substantial cost overruns being incurred internally.  Work contracted with CU or other research institutions is expected to provide a contractually guaranteed work product, greatly increasing the viability of financial forecasting.  With this approach, our management team should be able to devote its time to working with the project's lead scientists, overseeing necessary patent work, and dealing with reasonable levels of corporate overhead.  This approach should allow most of our expenses to be focused on research and development.

We intend to initially devote our efforts to developing a new prophylactic (preventative) and therapeutic treatment for anthrax infection, including bioengineered or “weaponized” anthrax. This technology may also provide treatment options for bacterial pneumonia and mycobacterium tuberculosis infections and other bacterial diseases. These proposed products will be based on patented and patent pending breakthrough discoveries in the field of serine protease inhibition.  Management believes that the early-stage proof of principle supports protease blockade as a means to treat disease.

Management believes that several advantages separate this technology from alternative treatment approaches for anthrax and other types of bacterial infections:

●	Strong proof of principle;
●	Broad and deep intellectual property portfolio;
●	Immediate availability of clinical drug candidates that are already approved for use in humans; and
●	Possible access to FDA Orphan Drug Status that could protect our market from secondary entrance by generic drug manufacturers for an additional seven years of patent protection.

The University of Colorado Technology Transfer Office serves as a facilitator between inventors, entrepreneurs, business advisors, students, and service providers to support the creation and early development of start-up companies based on the University's technologies.  On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (the “RUC”) on behalf of the UCHSC relating to anthrax, tuberculosis and bacterial pneumonia.  CU granted us an exclusive worldwide license to use intellectual property covered by various U.S. Provisional Patent Applications filed by CU.

Future research essential for developing these strategies will be conducted in accordance with the world-wide licensing rights and our existing and pending collaborative SRAs with the RUC.

Results of Operations – Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008

The following discussion relates to Omni’s operations for the year ended March 31, 2009 (“fiscal year 2009”) as compared to the year ended March 31, 2008 (“fiscal year 2008”).

For fiscal year 2009, we reported a net loss of $4,554,521 compared to a net loss for of $1,812,567 for fiscal year 2008, an increase of $2,741,954.  This increase was primarily due to non-cash charges associated with the issuances of common stock purchase warrants (“warrants”) pursuant to the Merger totaling $2,504,273 as well as in our private placement offering (as defined and discussed below under this Item), both of which occurred on March 31, 2009.  Other significant non-cash charges were our common stock issuances to CU as required under our licensing agreements, which totaled approximately $720,000 in fiscal year 2009 as compared to approximately $11,000 in fiscal year 2008, and a charge recorded in fiscal year 2009 of approximately $153,000 related to modifications of certain terms of warrants held by certain related parties.  We did not report any revenue in fiscal year 2009 or 2008.

General and administrative expenses for fiscal year 2009 were $1,031,911, and included $740,251 of share-based compensation, as compared to $1,366,976 in fiscal year 2008, which included $692,638 of share-based compensation.  Excluding share-based compensation, general and administrative expenses in fiscal year 2009 decreased approximately $383,000 or approximately 57% from fiscal year 2008, primarily due to significantly lower employee compensation and related payroll taxes as a result of the departure of our CEO and COO during the first quarter of fiscal year 2009.  Further, as part of settlement agreements with both individuals, our committed pay-outs resulted in a reduction in compensation expense in fiscal year 2009 for previously accrued compensation pertaining to both fiscal year 2008 and 2009.

Research and development expenses for fiscal year 2009 were $241,300 as compared to $385,437 in fiscal year 2008, a decrease of $144,137 or approximately 37%.  The decrease was primarily attributable to our inability to continue funding of research activities at the UCHSC due to cash availability constraints.

Interest expense for fiscal year 2009 was $6,140 as compared to $49,425 for fiscal year 2008, primarily due to lower debt outstanding during fiscal year 2009.

Liquidity and Capital Resources

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, the lack of any revenue recognized since inception and our inception to date net losses, which total approximately $7.5 million and include non-cash charges of approximately $4.7 million, and the outstanding and currently anticipated contractual commitments for research and development efforts under the current and anticipated SRA’s.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We significantly enhanced our liquidity on March 31, 2009 with the closing of a private placement offering to four accredited investors pursuant to section 4(2) of the Securities Act, as amended, and Rule 506 promulgated thereunder (the “Private Placement”). We issued “Units,” consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share.  We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000.  In connection with the offering, we paid to Bathgate Capital Partners LLC (“BCP”) a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share. No general solicitation was used in connection with the Private Placement. On April 1, 2009, a related party also converted the principal balance of its $132,000 note in exchange for 600,000 shares of our common stock pursuant to the conversion rights included in the note.

Management recognizes that the Company must generate additional cash resources to enable it to continue operations.  We intend to raise additional financing through equity financings or through other means that we deem necessary, with a view to moving forward and sustaining prolonged growth. However, there is no assurance that we will be successful in raising additional capital.  Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and may have to cease operations.

Cash and Cash Flows

Our cash and cash equivalents at March 31, 2009 were $1,805,395 as compared to $17,309 at March 31, 2008. For fiscal year 2009, net cash used in operations was $56,513 as compared to net cash used in operations of $576,233 for fiscal year 2008. The primary use of cash for fiscal year 2009 was the total of general and administrative (excluding share-based compensation) and research and development expenses incurred for fiscal year 2009 of approximately $533,000 offset by a net increase of $470,000 from fiscal year 2008 to fiscal year 2009 in the aggregate of accounts payable, accrued liabilities and amounts due to related parties.  For fiscal year 2008, the primary use of cash was the total of general and administrative (excluding share-based compensation) and research and development expenses incurred for fiscal year 2008 of approximately $1,060,000 offset by a net increase of $521,000 from fiscal year 2007 to fiscal year 2008 in the aggregate of accounts payable, accrued liabilities and amounts due to related parties.

For fiscal year 2009, net cash used in investing activities was $30,401 as compared to $3,797 for fiscal year 2008, and was primarily due to costs incurred in fiscal year 2009 for the purchase of a license from CU for the treatment of cell graft/rejection.  For fiscal year 2009, net cash from financing activities was $1,875,000 and was generated from the securities sold in the Private Placement and notes payable issued to related parties during the fiscal year.  For fiscal year 2008, net cash from financing activities was $543,000 and was provided primarily by $231,750 from the sale of our common stock and $300,000 from the issuance of notes to a related party.

As a result of completing the Private Placement, we anticipate increasing our research and development activities commensurate with the requirements associated with our pending expected execution of two new SRA agreements with the RUC and the associated expenditure levels that will be required by those agreements.  We presently anticipate that the aggregate annual expenditure levels required by these two pending SRA agreements will aggregate in a range of approximately $550,000 to $650,000 annually, and require that we expend those amounts for a period of two to three years from the date of the agreements.  We anticipate that we will execute these agreements in the second half of calendar year 2010.

Furthermore, we continue to incur operating expenses of approximately $60,000-80,000 per month, including (a) amounts for salaries and other corporate overhead; (b) research and development expenses; and (c) legal and accounting fees associated with our patent filings and anticipated status as a public company. We expect to continue depleting our working capital until such time, if ever, we successfully sublicense or commercialize one of our pending or issued patents.

Contractual Obligations

We are committed to make payments on certain contractual obligations, and our cash payments due under contractual obligations as of March 31, 2009 were as follows:

Cash payment obligations (due by period	Less than 1 Year	1 – 3 Years	Total

Obligations due under SRA	$321,300	$-	$321,300
Note payable – related party	-	25,000	25,000

	$321,300	$25,000	$346,300

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contain under Item 15. Exhibits and Financial Statement Schedules in this report.  The accounting policies most fundamental to the understanding our financial statements are those relating to our use of estimates, to the capitalization of license agreements and the impairment analysis of the capitalized license costs and to the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.

Use of estimates

We are currently a development stage company and have not recorded any revenue since inception.  Since inception, we have incurred general, selling and administrative expenses (“SGA expenses”) and research and development costs.  Included in the SGA expenses are significant charges recorded for share-based compensation issued to employees, former employees, consultants and directors in the form of our common stock and warrants to purchase our common stock. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates assumptions as to a company’s stock price (when there is not readily available market as a basis) as well the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.

For fiscal year 2009, we recorded significant non-operating charges related to certain warrants to purchase our common stock that were issued in the Merger. We calculated these charges also using the Black-Scholes model and assessed the appropriateness of the variables employed in the model. We are likely to issue more equity instruments, which may be in the forms of common stock sold with detachable warrants, convertible debt sold with detachable warrants and convertible preferred sold with detachable warrants. These potential types of transactions require extensive analysis to determine the proper asset, liability and/or equity classification and the application of estimates in deriving values to be assigned under the Black-Scholes model.  Future issuances of these transactions may possibly result in significant expenses being recorded in our consolidated financial statements.

Capitalized License Costs

Since inception, we have capitalized approximately $80,000 related to direct costs incurred to establish our ability to license future patents in the bio pharmaceutical areas that are associated with the licenses that we own.  We commence amortization of these costs when a patent is applied for and continue the amortization over the expected life of the patent. The assignment of an estimated life to a license is also an estimate that we must monitor as well as the net carrying value of the license.  Because we are in development stage and have not generated any revenue or identified which of the licenses is likely to generate revenues first, a formal impairment analysis is difficult at this time.  We will continue to monitor our license agreements as to the appropriateness of definite lives in relation to patent development and formalize our potential impairment analysis as we correlate evidence as to marketability of product related to the license agreements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.

As a smaller reporting company, we are not required to provide the “Supplementary Data” financial information under this item.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING FINANCIAL DISCLOSURES.

On June 3, 2009, our Board of Directors voted to change our Certifying Accountants from Cordovano and Honeck LLP to Hein & Associates LLP.  The firm of Cordovano and Honeck LLP was dismissed as of June 3, 2009. As of that date, Hein & Associates, LLP formally accepted us as a client for our March 31, 2009 transitional fiscal year end audit. Cordovano and Honeck LLP has rendered opinions on our audits for the past two years. The change in Certifying Accountants was a decision of our Board of Directors.

There were no disagreements between us and Cordovano and Honeck LLP within the last two years and through June 3, 2009, with respect to our accounting principles or practices, financial statement disclosure or audit scope or procedure, which, if not resolved to the former Certifying Accountant's satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their report. Further, with the exception as to an expressed uncertainty regarding our possible continuation as a going concern, the reports of Cordovano and Honeck LLP for the past two years did not contain an adverse opinion or disclaimer of opinion, nor were they modified as to uncertainty, audit scope, or accounting principles. We have authorized Cordovano and Honeck LLP to respond fully to inquiries of Hein & Associates LLP concerning our financial statements.

During our two most recent fiscal years and through June 2, 2009, Hein & Associates LLP has not been engaged as either the principal accountant to audit our financial statements, nor as an independent accountant to audit any significant subsidiary and has not been consulted regarding:

(i)
the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and no written reports were provided to us or oral advice was provided that Hein & Associates LLP concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; nor

(ii)
any matter that was either the subject of a disagreement (as defined in paragraph 304(a)(1)(iv) and the related instructions to this item) or a reportable event (as described in paragraph 304(a)(1)(iv))

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13(a) - 15(e), as defined under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our executive management, including our Chairperson and Interim Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Given that our operating company, Apro Bio Pharmaceutical, Inc., had been private until March 31, 2009, we determined from that evaluation that an experienced public company chief financial officer was necessary to insure compliance with Rules 13(a) – 15(e) of the Exchange Act, and concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report. It should be noted that subsequent to March 31, 2009, we hired an Acting Chief Executive Officer and Chief Financial Officer who are the “Certifying Officers” to this report.

This conclusion was primarily based on management’s determination that our financial reporting personnel did not have sufficient experience in the preparation of the financial statements and narrative disclosures in notes to the financial statements to ensure that the disclosure controls and procedures we maintain that are designed to ensure that information required to be disclosed in Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosures. As remediation to this deficiency, we hired a new Chief Financial Officer that we believe has the necessary financial management qualifications and experience with disclosure controls and financial management. Accordingly, we believe that we do have effective disclosure controls and procedures as of the filing of this report.

Internal Control over Financial Reporting

On March 31, 2009, we completed a reverse merger transaction (the “Merger”), whereby Apro Bio, a private operating company was merged into a subsidiary of Across America, a public shell company.  As of the date of the Merger, we adopted a new fiscal year of March 31, 2009.  Across America had previously filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and management had disclosed its assessment of its disclosure controls and procedures and internal control over financial reporting as required under this Item. The disclosure controls and procedures and internal controls which Across America (the legal acquirer) previously had in place are not applicable or relevant as of the assessment date, and in addition, the assets, liabilities, and operations that Across America previously had as a non-operating public shell company are insignificant when compared to the newly formed consolidated entity. As we were only a public company for effectively one day during fiscal year 2009, we did not have an adequate opportunity to formally evaluate our internal controls. Based upon guidance as provided by the SEC, we understand we are exempt from completing such an evaluation for fiscal year 2009. Therefore, we, as the surviving entity, are excluding management’s assessment of internal control over financial reporting in this Annual Report on Form 10-K covering the fiscal year in which the acquisition was consummated.

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act. Our internal control over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with US GAAP.  We have not reported on our internal control over financial reporting for the fiscal year ended March 31, 2009 for the reason cited above under this Item.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting as the Company is considered a “non-accelerated” filer and was, in itself, exempt from completing an internal control assessment, both of which exempted the Company from obtaining such certification.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

As of March 30, 2009, Mr. Brian Klemsz served as our President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director.  Mr. Klemsz resigned all of the officer positions effective with the merger between a subsidiary of Across America Financial Services, Inc., a public shell company (“Across America”) and Apro Bio Pharmaceutical Corporation (“Apro Bio”) on March 31, 2009 (the “Merger”).  After a notice period required under Rule 14f-1, Mr. Klemsz resigned as a director.  Subsequent to the Merger, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”), and the individuals listed below were appointed as directors and officers of Omni.  The following table sets forth the names and ages of each of our directors and executive officers as of June 26, 2009:

Name	Age	Positions and Offices to be held

Charles A. Dinarello, M.D.	66	Acting Chief Executive Officer and Director
Vicki D.E. Barone	49	Chairperson of the Board
Michael D. Iseman, M.D.	69	Director
Michael D. Wort	58	Director
Paul H. Dragul, M.D.	75	Director
Hon. Albert L. Kramer	75	Director
Steven M. Bathgate	54	Director
Edward C. Larkin	58	Executive Vice President and Chief Operating Officer
Robert C. Ogden	49	Chief Financial Officer, Secretary and Treasurer

The directors named above will serve until our first annual meeting of stockholders following completion of the Merger or until their respective successors have been appointed and duly qualified.  Thereafter, it is expected that directors will be elected for one-year terms at our annual stockholders’ meeting.  Officers will hold their positions at the discretion of our board of directors, absent any employment agreement, of which none currently exists or is contemplated.  Except for the plan described herein, there is no arrangement or understanding between any of our directors or officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current directors to our board.  There are also no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the our affairs.

Information concerning our directors and our executive officers is set forth below:

Charles A. Dinarello, M.D. was appointed Acting Chief Executive Officer on March 31, 2009.  Dr. Dinarello has been our principal investigator for cell graft rejection and has been a member of the our Scientific Advisory Board since October 2008.  Dr. Dinarello is Professor of Medicine at the University of Colorado School of Medicine in Denver. Until 1996, he was Professor of Medicine at Tufts University School of Medicine and a staff physician at the New England Medical Center Hospital in Boston. Dr. Dinarello received his medical degree from Yale University and his clinical training at the Massachusetts General Hospital. From 1971 to 1974, he was a clinical associate and from 1975 to 1977 a senior investigator at the National Institutes of Health in Bethesda. Dr. Dinarello has published over 700 original research articles on cytokines, particularly interleukin-1 (IL-1) and tumor necrosis factor. The Institute for Scientific Information listed him as the world's fourth most cited scientist (all sciences) for the 20 years of 1983-2003.  He was elected into the United States National Academy of Sciences in 1998 and is currently a member of the editorial board of Proceedings of the National Academy of Sciences.  Dr. Dinarello is a director of Techne Corporation (NASDAQ NNM: TECH), and serves on the Scientific Advisory Boards of Senesco Technologies, Inc., Source MDx, Aveo Pharmaceuticals, Inc., GlobeImmune, Inc., and Capstone.

Vicki D.E. Barone has served as the Chairperson of our board since March 31, 2009.  From March 31, 2008 until March 31, 2009, she served as the Chairperson of the board of Apro Bio.  Since 1996, Mrs. Barone has served as the Chief Financial and Compliance Officer for Bathgate Capital Partners LLC (“BCP”), formerly known as Bathgate McColley Capital Group, a full-service Investment Bank focused on the microcap space. In addition, as Senior Managing Partner and a member of the Commitment Committee, she actively manages the corporate finance projects of the firm.  She is very active in the National Investment Banking Association and served on the board from 2005 to 2007 and served as Chairperson for 2007 and Secretary and Treasurer for 2006.  Prior to joining BCP in 1996, she owned and operated her own financial services firm for five years, offering accounting and financial planning services to small businesses and individuals. She served as the Chief Financial Officer of a small public company and gained auditing experience with KPMG Peat Marwick (Denver). She is a Certified Public Accountant and a Certified Financial Planner and has been licensed to sell securities since 1983. Vicki received her BS in Finance in 1982 and MS in Accounting from the University of Colorado in 1993.

Michael D. Iseman, M.D. was appointed to our board in April 2009.  From August 2008 until March 31, 2009, he was a director of Apro Bio.  Dr. Iseman has been a Professor of Medicine at the University of Colorado Health Science Center since 1980 with appointments in both the Division of Pulmonary Medicine and Infectious Diseases.  Since 1983 he has also been a physician with the National Jewish Medical and Research Center in Denver, CO and currently serves as its Chief of the Clinical Mycobacterial Disease Service.  His primary research interests relate to drug-resistant tuberculosis and disease due to the “atypical mycobacteria.”  He has been a consultant for the Colorado State Health Department, The U.S. Centers for Disease Control and the World Health Organization.  He was Editor-in-chief of the International Journal of Tuberculosis and Lung Diseases and author of the textbook published in 2009 called “A Clinician’s Guide to Tuberculosis.”  He has received numerous honors including the Edward Livingston Trudeau award from the American Thoracic Society and American Lung Association (2005), the Gold Medal for Clinical Excellence of the Columbia Alumni Association (1995), election to the Colorado Pulmonary Hall of Fame (1997), the Governors’ Community Service Award from the CHEST Foundation (2004) and the Robert W. Schrier Award for Excellence from the Department of Medicine of the University of Colorado (2007).  Dr. Iseman received his undergraduate degree with honors from Princeton in 1961, and his MD from Columbia College of Physicians and Surgeons in 1965.

Michael D. Wort was appointed to our board in April 2009.  From October 1, 2008 until December 31, 2008, Mr. Wort served as the Interim Chief Executive Officer of Apro Bio.  He is a Chartered Graduate Biologist with a background in Industrial Microbiology. He has lectured both in the UK and overseas in Industrial, Pharmaceutical and Medical Microbiology. He spent 16 years in the pharmaceutical industry in a variety of sales, marketing and general management positions with Glaxo, SmithKline and Wellcome both in the UK and overseas.  In 1992 he was appointed Investor Relations Manager at Wellcome and was responsible for the global communications program for the £2.4 billion secondary offering of Wellcome shares by the Wellcome Trust. After 3 years as IR manager for this company, in 1995 he left to set up Genus Communications, the first specialist communications agency in Europe for emerging biotechnology companies. During 9 years as a small-cap specialist in the healthcare industry, he has been involved in more than 10 initial public offerings and over 20 secondary fundings raising more than £200 million. In 1997 - 1999  he was also involved in the privatization of the Bulgarian pharmaceutical industry, being appointed Chief Executive Officer, after helping with the fund raising, to integrate the three pharmaceutical factories in Bulgaria into a single cohesive organization with consistent global policies and procedures. He was a consultant to the Close Brothers life science team and is non-executive director of AudioVisual Prescriptions Limited.  Additionally, Michael is Managing Director of Beckpharma, Ltd., a London based pharmaceutical development company and is now Managing Director of De Facto, having sold his communication business into Bell Pottinger, the UK's largest communication agency.

Paul H. Dragul, M.D. was appointed to our board in April 2009.  From October 2006 until March 31, 2009, he was a director of Apro Bio.  Dr. Dragul has been President of the Associates of Otolaryngology since 1989 and has practiced at Faces First Center for Cosmetic Surgery in Denver, Colorado since 1969.  Dr. Dragul graduated from the University of Cincinnati College of Medicine and received a Bachelor of Science degree in Pharmacy from the University of Cincinnati.  Dr. Dragul performed his surgery residency at Battan Memorial Hospital in Albuquerque, New Mexico and his otolaryngology residency at the University of Colorado Medical Center.  Dr. Dragul is a member of the American Academy of Otolaryngology, American Academy of Otolaryngic Allergy, Colorado Otolaryngology Society, Colorado Medical Society, Arapahoe Medical Society and Otolaryngic Allergy Society of Pan America.  Dr. Dragul has over 30 years of experience and has advance training in rhinoplasty (cosmetic nasal surgery), blepharoplasty (eyelid surgery), sinus and ear infections, voice problems, tonsillitis, allergy testing and treatments, septoplasty, endoscopic sinus surgery, neck and head surgery.

Honorable Albert L. Kramer was appointed to our board in April 2009.  From April 2008 until March 31, 2009, he was a director of Apro Bio.  Judge Kramer has served as an attorney, a State District Court Judge for the State of Massachusetts, Chief Policy Advisor to the Governor of Massachusetts and a Massachusetts State Legislator.  Since 1993, Judge Kramer has been in private practice and also served as In-house Counsel to Syratech Corporation from 1993 to 2005 and as Chief Counsel to Travelers Marketing, LLC since 2004.   During his 18 years on the bench, Judge Kramer served as District Court Judge for Quincy District from 1975 to 1992. Judge Kramer was an Adjunct Professor in Criminal Justice at Brandeis University’s Florence Heller Graduate School and a lecturer at Harvard School of Public Health and John F. Kennedy School of Government.  Judge Kramer received his undergraduate and law degrees from Boston University in 1954 and 1957, respectively.

Steven M. Bathgate was appointed to our board in April 2009.  From April 2008 until March 31, 2009, he was a director of Apro Bio.  Since 1996, Mr. Bathgate has served as Senior Managing Partner of BCP.  Prior to starting BCP, he was the Chairman and Chief Executive Officer of Cohig & Associates, Inc., an Investment Bank specializing in public and private financing for emerging growth companies. His other previous experience includes employment by Wall Street West, Dain Bosworth, Inc., and the National Association of Securities Dealers, Inc.  Mr. Bathgate currently serves on the board of directors of Peerless Systems Corp. (Nasdaq: PRLS), Creston Resources, Inc. (pink sheets: CSTJ) and formerly served on the board of directors of Birner Dental Services Management Inc. (Nasdaq: BDMS).  He received his BS degree in Finance from the University of Colorado.

Edward C. Larkin was appointed Executive Vice President and Chief Operating Officer in May 2009 and previously served as Interim Chief Financial Officer since January 2007.  Since April of 2002, Mr. Larkin has served as Director of Corporate Finance for BCP.  Mr. Larkin has 32 years of experience in the securities industry, enveloping most areas of broker-dealer operational expertise, including accounting, operations, compliance, management, research and corporate finance.  Prior to joining BCP, Mr. Larkin has held diverse positions at Cohig & Associates, including acting as President, Chief Financial Officer, Director of Research and Managing Director, Corporate Finance.  He is one of the 12 founding members of the National Investment Banking Association (“NIBA”) and served on its board of directors from 1997 to 2000.  Mr. Larkin has acted as an outside director for three NASDAQ companies.  He received his BS degree in Finance and Marketing from the University of Colorado in 1973 and an MBA from the University of Denver in 1974.

Robert C. Ogden was appointed Chief Financial Officer, Treasurer and Secretary in May 2009.  Mr. Ogden has over 20 years of senior financial management experience in both private and public companies.  From 2007 to 2009, Mr. Ogden was a financial consultant, primarily providing services to public companies, ranging in size from Fortune 500 to micro-cap.  From 2004 to 2007, Mr. Ogden served as Chief Financial Officer, Treasurer and Secretary of SAN Holdings, Inc., a publicly-traded data storage solutions provider and software company, where he was responsible for all administrative and finance functions.  From 2000 to 2004, he was a financial consultant, primarily providing financial controller and financial reporting services for both private and public companies in a variety of industries, including software, computer hardware and financial services. From 1997 to 2000, he served as Vice President, Corporate Controller and Chief Accounting Officer for TAVA Technologies, Inc., a publicly held, national systems integration and software company. He began his career as a public accountant with PricewaterhouseCoopers. Mr. Ogden holds a B.S. in Commerce from the University of Virginia and is a CPA.

Board Committees

We do not currently have an audit committee or an "audit committee financial expert," as due to the limited size our current business operations, we have not deemed it necessary.  We also do not have compensation or nominating committees.

Scientific Advisory Board

We have established a Scientific Advisory Board.  Dr. Iseman is currently our chairperson.  The following sets forth biographical information as to the business experience of each additional member of the Scientific Advisory Board.

Dr. James Mier has been a member of the Scientific Advisory Board since October 2008 and is an Associate Professor of Medicine at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. He is also a practicing physician in the Division of Hematology-Oncology at Beth Israel. Dr. Mier has been a member of the Scientific Advisory Board of Senesco Technologies Inc. since April 12, 2007.  Dr. Mier's research is funded by the NIH and he is a member of numerous professional societies.

Dr. James D. Crapo has been a member of the Scientific Advisory board since October 2008 and has been Executive Vice President for Academic Affairs of National Jewish Medical and Research Center in Denver, Colorado Since 1996, Dr. Crapo has served as President of the Fleischner Society. He served as the Chief Executive Officer of Aeolus Pharmaceuticals Inc. (formerly Incara Pharmaceuticals Corp.) and President of the American Thoracic Society. He served as Interim Principal Executive Officer of Lifevantage Corporation. Throughout his professional career he has been active in numerous professional societies, including service on the NHLBI Advisory Council. He has had an extensive career as a leading research scientist, administrator, practicing physician and clinical investigator. In addition to his administrative duties at National Jewish, his responsibilities include clinical care of patients and scientific research. He is one of the scientific co-founders of Incaras catalytic antioxidant drug development program and has been the program’s Chief Scientific Officer since its inception. He is one of the inventors on a majority of the program’s patents and is also serving as the Medical Director for Incaras ALS clinical program. He maintains a large research program focused on the role of oxidants and anti-oxidants in the causation and treatment of diseases. He founded the Incaras antioxidant program with Irwin Fridovich, Ph.D., and both are recognized as world leaders in antioxidant research. He was the first scientist to extend Dr. Fridovich’s and Dr. McCord's (Director of Science for Lifeline Therapeutics) original discovery of superoxide dismutase (SOD) to mammalian models of disease. He was the Chairman of the Department of Medicine at the National Jewish Medical and Research Center in Denver, Colorado from 1996 to 2004. He has been chairman and a director on the board of Lifevantage Corporation since 2007 and 2005, respectively. He has been a director of Lifeline Therapeutics, Inc. since April 6, 2005 and serves as the Member of Advisory Board at Oriel Therapeutics Inc.  Dr. Fridovich is James B. Duke Professor of Biochemistry, Emeritus, Duke University Medical Center and was a co-discoverer of superoxide dismutase, one of the body’s primary antioxidant enzymes. He was the first scientist to extend Dr. Fridovich’s original discovery of superoxide dismutase to mammalian models of disease. Prior to 1996, he served on the faculty of Duke University Medical Center, where he served for 17 years as the Chief of the Pulmonary and Critical Care Medicine Division. He is the author of more than 200 original scientific publications, numerous book chapters and seven textbooks.

Dr. Eli Lewis has been a member of the Scientific Advisory Board since May 2009 and is the director of the Clinical Islet Laboratory with Ben Gurion University of the Negev, Israel. Dr. Lewis is has also been a lecturer in clinical biochemistry for the faculty of Health Sciences Ben-Gurion University of the Negev. Dr. Lewis received his undergraduate, masters and Ph.D degrees from Ben Gurion University of the Negev and received his Post-Doctoral Fellowship at the University of Colorado Health Sciences Center.  Dr. Lewis received the Magna Cum Laude distinction in the masters program and the Summa Cum Laude in the Ph.D program at Ben Gurion.

This past October 2008, Dr. Lewis co-published a study in the Publication of the National Academy of Sciences with our Acting Chief Executive Officer, Dr. Charles Dinarello, and University of Colorado researcher Dr. Leland Shapiro titled “Alpha-1-Antitrypsin Monotherapy Induces Immune Tolerance during Islet Allograft Transplantation in Mice.”  Dr. Lewis is a member of numerous professional societies.

Other Scientific Consultant

Dr. Leland Shapiro is our principal investigator for the viral and bacterial pneumonia applications. Dr. Shapiro is an Associate Professor of Medicine, University of Colorado School of Medicine and a Staff Physician at the Denver Veterans affairs medical center.  Dr. Shapiro received BA and BS degrees from Tufts University and graduated from the University of Massachusetts School of Medicine.  He obtained medical training as a resident in internal medicine at the University of North Carolina at Chapel Hill, where he also served as Chief Medical Resident.  This was followed by infectious diseases fellowship clinical and scientific training at the Tufts New England Medical Center in Boston, where he worked in the laboratory of Dr. Charles A. Dinarello as a post-doctoral fellow in Infectious Diseases.  He was selected as a fellow of the American College of Physicians for outstanding achievements in the areas of clinical care and scientific investigation. Current research projects include investigating the role of innate immunity (including natural and synthetic serine protease inhibitors) in the pathogenesis of several diseases, including those considered bio-weapons.  These endogenous proteins appear to be potent and natural circulating substances that naturally protect people from disease. This research focus has expanded into several novel and surprising areas which will be the subject of upcoming publications.  Dr. Shapiro also studies the recently described cytokine Interleukin-18 in HIV pathogenesis in several models in vitro.  Also, stress-activated mitogen activated protein (MAP) kinase signaling pathways are being assessed in HIV pathogenesis.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than 10% of a registered class of our equity securities, to file initial  reports of ownership and reports of changes in ownership  with the SEC.  Such persons are required by SEC  rules  to furnish us with copies of all Section  16(a) forms they file.  Based solely on our review of the copies of such forms we have received and  representations  from certain  reporting  persons regarding their  compliance with the relevant filing  requirements,  we believe that all filing requirements applicable to our officers,  directors and 10%  shareholders  were complied with during the fiscal year ended  March 31,2009.

Code of Ethics

Due to our current, development stage, we have not yet developed a written code of ethics for our directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

For the fiscal years ended March 31, 2009 and 2008 (“fiscal years 2009 and 2008,” respectively), Mr. Klemsz served as Across America’s President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and sole director and received no salary or other compensation in any of those years.

Upon the Merger on March 31, 2009, Ms. Barone served as Chairperson of our board. The following table sets out the compensation paid for services rendered during the fiscal years 2009 and 2008 to Ms. Barone and to each of Apro Bio’s “named executive officers.”

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards (1) ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Vicki D.E. Barone (2) Chairperson of the Board	2009 2008	- -	- -	81,128 73,400	- -	81,128 73,400
Michael D. Wort (3) Acting Chief Executive Officer (effective October 1, 2008 through December 31, 2008)	2009 2008	- -		40,759 -	- -	40,759 -
David C. Olson (4) Chief Executive Officer (through May 31, 2008)	2009 2008	45,000 150,000	60,000 -	40,759 -	- 29,739	145,759 179,739

(1) Amounts for stock and option awards were calculated pursuant to Statement of Financial Accounting Standards No. 123(revised 2004) (“SFAS 123(R)”) to reflect compensation expense recognized in fiscal years 2009 and 2008, respectively, related to grants of our common stock and grants of warrants exercisable into shares of our common stock.  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 8 to our consolidated financials statements as listed under Item 15. Exhibits and Financial Statement Schedules of this report.

(2) For fiscal year 2009, Ms. Barone was granted a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.25 per share for services as a director during fiscal year 2009.  For fiscal year 2008, she was granted a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.00 per share for services as a director of Maxcure, which was merged into Apro Bio on March 31, 2008.

(3) Mr. Wort was the Acting Chief Executive Officer of Apro Bio effective October 1, 2008 through December 31, 2008, when he resigned as an officer.  For fiscal year 2009, he was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $1.25 per share for services as a director during fiscal year 2009.

(4) Mr. Olson is the former Chief Executive Officer of Apro Bio. He served as Apro Bio’s CEO and President from inception through May 31, 2008, when he resigned as an officer, and as a director of Apro Bio until his resignation on October 31, 2008.  For fiscal year 2009, his salary amount represented a payment in April 2009 pursuant to a settlement agreement executed in March 2009 between the Company and him.  Also, pursuant to this settlement agreement, he received a stock award of 60,000 shares of our common stock, which is reflected in stock award compensation for fiscal year 2009.  This payment represented a portion of his accrued salary for fiscal year 2008.  For fiscal year 2008, Mr. Olson’s base salary was $150,000, of which $75,000 was paid in fiscal year 2008 and the balance of $75,000 was accrued and carried forward to fiscal year 2009 and was settled in April 2009 as previously disclosed.

For fiscal year 2009, Mr. Olson was granted a warrant to purchase 100,000 shares of our common stock at an exercise price of $1.25 per share for services as a director during fiscal year 2009, of which 50,000 were vested and 50,000 were forfeited upon his resignation as a director.

For fiscal year 2008, other compensation for Mr. Olson included accrued health insurance premiums of $20,598, which were paid to Summit Financial, Inc., an entity controlled by Mr. Olson; a car allowance of $7,200 and reimbursed cell phone charges of $1,941.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning our outstanding equity awards for each of our named executive officers as of March 31, 2009:

Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date

Vicki D.E. Barone	100,000 100,000	- -	$ 1.00 $ 1.25	10/31/2012 4/15/2015

Michael D. Wort	50,000	-	$ 1.25	10/01/2015

David C. Olson	50,000 5,000	- -	$ 1.25 $ 1.10	4/15/2015 3/31/2012

Employment Arrangements

On March 1, 2006, Apro Utah entered into an employment contract with its CEO and President, Mr. Olson with a base annual salary of $150,000.  The agreement provided for an initial term of approximately three years expiring March 31, 2009, and also provided for an automatic one year renewal if written notice was given to him nine months in advance of the expiration of the agreement. On May 31, 2008, Mr. Olson resigned as Apro Bio’s Chief Executive Officer and President.  On March 11, 2009, Apro Bio entered into a settlement and termination agreement with Mr. Olson.  Pursuant to this agreement, Mr. Olson agreed to settle any and all claims with Apro Bio for a lump sum payment of $45,000 and 60,000 shares of Across America’s common stock to be paid at the closing of the Merger.  These amounts were paid in April 2009.

On March 31, 2009, we entered into a compensation arrangement with Dr. Charles Dinarello, our Acting Chief Executive Officer, whereby he will be  compensated through an SRA that we are currently negotiating with the UCHSC. Also as part of Dr. Dinarello’s compensation, we granted him a warrant to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.  This warrant expires on April 7, 2016.  Vesting under this warrant is as follows:  200,000 warrants upon grant, 200,000 warrants on October 7, 2009 and 200,000 warrants on April 7, 2010.

Director Compensation

For fiscal year 2009, we did not pay any cash compensation to our directors for their services. Our directors are reimbursed for all expenses incurred by them in attending board meetings. The following table sets forth a summary of the compensation paid to its non-executive officer directors in fiscal year 2009:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards (3) ($)	Other Compensation ($)	Total ($)

Steven M. Bathgate (1)	-	-	81,528	-	81,528

Honorable Albert L. Kramer (1)	-	-	81,528	-	81,528

Dr. Paul H. Dragul (1)	-	-	81,528	-	81,528

Dr. Michael D. Iseman (2)	-	-	61,592	-	61,592

(1) In April 2008 and as compensation for director services for Apro Bio for fiscal year 2009, Mr. Bathgate, Mr. Kramer and Dr. Dragul were each granted a warrant to purchase 100,000 shares of Apro Bio’s common stock. The warrants are exercisable at $1.25 per share and expire on April 15, 2015.  The warrants vested quarterly over fiscal year 2009 and all were outstanding and vested as of March 31, 2009.

(2) On August 6, 2008, Dr. Iseman was appointed as a director and as compensation for director services for Apro Bio for fiscal year 2009 was granted a warrant to purchase 75,000 shares of Apro Bio’s common stock.  The warrants are exercisable at $1.25 and expire on August 6, 2015. The warrants vested equally in three tranches over fiscal year 2009 and all were outstanding and vested as of March 31, 2009.

(3) Amounts for option awards were calculated pursuant to SFAS 123(R) to reflect compensation expense recognized in fiscal year 2009 related to grants of warrants exercisable into shares of our common stock.  For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 8 to our consolidated financials statements as listed under Item 15. Exhibits and Financial Statement Schedules of this report.

In the future, we anticipate that directors will be granted options or warrants to purchase 100,000 shares of our common stock during the first year of their service and options or warrants to purchase 50,000 shares for each year of service thereafter.  Such options or warrants would vest quarterly for each quarter of service.

Compensation Committee Interlocks and Insider Participation

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial ownership of our common stock as of June 26, 2009 by (i) each of our directors, (ii) each of our named executive officers, (iii) all directors and executive officers as a group and (iv) each person or entity we know beneficially owns more than 5% of our outstanding common stock. The calculation of the percentage owned is based on 24,873,790 shares of our common stock outstanding as of June 26, 2009.  Shares of our common stock underlying convertible debt or warrants currently exercisable or warrants exercisable within 60 days of June 12, 2009, are deemed outstanding for purposes of computing the percentage beneficially owned by the person or entity holding those securities, but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Vicki D.E. Barone	1,791,415 (1)	7.37%
5350 South Roslyn, Suite 400
Greenwood Village, CO 80111

Steven M. Bathgate	1,920,165 (2)	7.96%
5350 South Roslyn, Suite 400
Greenwood Village, CO 80111

Dr. Paul H. Dragul (4)	435,000 (3)	1.74%
22 Blue Heron Drive
Littleton, CO 80121

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class

Honorable Albert L. Kramer	875,000 (4)	3.62%
64 Humphrey Street
Swampscott, MA 01907

Dr. Michael D. Iseman	75,000 (5)	0.30%
4949 S. El Camino Drive
Englewood, CO 80111

Michael D. Wort (7)	1,050,000 (6)	4.39%
Chittern Cottage, Church Grove
Little Chalfont Buckinghamshire, HP6 6SH
England

Dr. Charles A. Dinarello Univ. Colorado Denver Division Infectious Disease 12700 E 19th Street Aurora, CO 80045	200,000 (7)	0.80%

All Directors and Executive Officers as a Group (nine persons) (8)	5,933,830 (8)	25.91%

Dr. Leland Shapiro	3,368,750 (9)	15.66%
8765 East 29th Place
Denver, CO 80238

David C. Olson	1,253,750 (10)	5.28%
7405 Sagebrush Drive
Parker, CO 80138

BOCO Investments, LLC	2,484,892 (11)	9.99%
103 WestMountain Ave.
Fort Collins, Colorado 80524

F. Steven Mooney and Gayle S. Mooney TIC	2,300,000 (12)	9.06%
3677 S. Huron Street, Suite 102
Englewood, CO 80110

David W. Floor 5820 Tolcate Woods Salt Lake City, UT 84121	1,293,750	5.49%

University License Equity Holdings, Inc. 4740 Walnut Street, Suite 100 Boulder, CO 80309 588SYS	1,427,834	6.09%

(1)
Includes 218,750 shares owned (of which 25,000 shares are held by Ms. Barone’s IRA), and 100,000 shares underlying a warrant currently exercisable at $1.00 per share, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 383,437 shares underlying a warrant exercisable at $0.001 per share, 2,942 shares underlying a warrant currently exercisable at $0.25 per share, 11,768 shares underlying a warrant exercisable at $0.50 per share and 11,768 shares underlying a warrant exercisable at $1.00 per share. Also includes 962,750 shares held by BCP, of which Ms. Barone is a Senior Managing Partner. As a minority partner without sole trading authority, Ms. Barone disclaims beneficial ownership of these shares.

(2)
Includes 235,000 shares owned (of which 25,000 shares are held by Mr. Bathgate’s IRA), 137,500 shares owned by Mr. Bathgate’s spouse, 25,000 shares underlying a convertible note held by Mr. Bathgate’s spouse, 50,000 shares underlying a warrant exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant exercisable at $1.25 per share, 383,437 shares underlying a warrant exercisable at $0.001 per share, 2,942 shares underlying a warrant currently exercisable at $0.25 per share, 11,768 shares underlying a warrant exercisable at $0.50 per share and 11,768 shares underlying a warrant exercisable at $1.00 per share. Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his spouse. Also includes 962,750 shares owned by BCP, of which Mr. Bathgate is a Senior Managing Partner. As a minority partner without sole trading authority, Mr. Bathgate disclaims beneficial ownership of these shares

(3)	Includes 125,000 shares owned, 110,000 shares underlying a warrant currently exercisable at $1.10 per share and 200,000 shares underlying two warrants exercisable at $1.25 per share.
(4)	Includes 775,000 shares owned and 100,000 shares underlying a warrant currently exercisable at $1.25 per share.
(5)	Includes 75,000 shares underlying a warrant currently exercisable at $1.25 per share.
(6)	Includes 1,000,000 shares owned and 50,000 shares underlying a warrant currently exercisable at $1.25 per share.
(7)	Represents 200,000 shares underlying a warrant currently exercisable at $0.50 per share. Dr. Dinarello was appointed our Acting Chief Executive Officer effective March 31, 2009.
(8)
Also includes 500,000 shares owned by an executive officer and 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by another executive officer, both of whom are not “named executive officers” accordingly to SEC rules.

(9)	Represents 3,368,750 shares owned.
(10)
Includes 73,750 shares owned and 50,000 shares underlying a warrant exercisable at $1.25 per share, 5,000 shares underlying a warrant exercisable at $1.10.  Also includes 15,000 shares owned by the spouse of David Olson; 380,000 shares owned by RBO, LLC a limited liability Company owned by his spouse; 220,000 shares owned by Associate Capital Inc., a company controlled by David Olson; 500,000 shares owned by D & R Concepts, Ltd, LLP, a company owned by David Olson and his wife; and 10,000 shares owned by the son of David C. Olson.

(11)
Represents 1,550,000 shares owned, approximately 725,000 shares underlying a warrant currently exercisable at $0.25 per share and approximately 209,892 shares underlying a warrant currently exercisable at $0.50 per share. Does not include approximately 2,690,108 shares underlying a warrant exercisable at $0.50 per share and 1,450,000 shares underlying a warrant exercisable at $1.00 per share as a result of restrictive provisions in the private placement warrant documents restricting exercise or conversion of securities into our common stock to the extent that such exercise or conversion would result in the ownership of greater than 9.99% of our outstanding common stock.

(12)	Includes 900,000 shares owned, 200,000 shares underlying a warrant currently exercisable at $0.25 per share, 800,000 shares underlying a warrant currently exercisable at $0.50 per share and 400,000 shares underlying a warrant currently exercisable at $1.00 per share.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Bathgate Capital Partners LLC (“BCP”)

Vicki D.E. Barone, the Chairperson of the Board, is a Senior Managing Partner of BCP, which provided investment banking services to Maxcure from its inception through its merger with Apro Utah on March 31, 2008.  BCP was paid $52,710 for investment banking services in fiscal year 2007 and $41,000 for investment banking services in fiscal year 2008, and additionally, was issued a total of 30,000 placement agent warrants to purchase shares of Maxcure’s common stock at a price of $1.00 per share expiring December 31, 2012, of which 15,000 of these warrants were assigned by BCP to an employee of BCP who was not affiliated with Maxcure.  Additionally, upon the closing of Apro Utah’s merger with Maxcure on March 31, 2008, Steven M. Bathgate, a Senior Managing Partner of BCP, was elected to the board of directors of Apro Bio.  During fiscal year 2008, Apro Utah also paid BCP a finder’s fee of $750 related to a private placement of stock and warrants sold to two unaffiliated investors.

Edward C. Larkin, our Chief Operating Officer, is a Director of Corporate Finance for BCP.

BCP has provided approximately 575 square feet of office space, telephone, fax, and copying equipment without charge to us since approximately February 15, 2007. Such an arrangement may be discontinued at any time without notice.

BCP was issued a warrant to purchase 1,750,000 shares of our common stock at an exercise price of $0.001 per share as an advisory fee in connection pursuant to the Agreement and Plan of Merger (the “Merger”) with Apro Bio.  In addition, BCP was paid a cash commission of $112,500 (6% of the total cash amount raised) in a private offering of securities that occurred concurrently with the closing of the Merger and was issued a warrant to purchase an additional 504,900 shares of our common stock as follows: 56,100 shares at $0.25 per share, 224,400 shares at $0.50 per share and 224,400 shares at $1.00 per share.

On May 30, 2008, Apro Bio entered into a $25,000 unsecured, convertible debenture agreement with the spouse of Steven M. Bathgate, (the “Bathgate note”).  The Bathgate note bears interest at 6%, is convertible into our common stock at $1.00 per share and matures June 30, 2010.  As additional consideration, we issued a warrant to purchase 50,000 shares of our common stock at $1.00 per share (the “Bathgate warrant”), which expires on June 30, 2013.  In addition, this warrant included a reset provision, which provided, that in the event that we issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price.  This reset provision pertained to any new investment made prior to December 31, 2008. In conjunction with the promissory, secured note and warrant exercisable at $0.50 per share issued to BOCO Investments, LLC (“BOCO”) on November 6, 2008, the exercise price on the Bathgate warrants was lowered to $0.50 per share pursuant to the reset provision.

BOCO Investments, LLC

BOCO is an investment fund portfolio that is managed by Brian M. Klemsz, the former President, Chief Executive Officer, Chief Financial Officer, Secretary and Treasurer of Across America, which merged with Apro Bio on March 31, 2009.  BOCO was the principal investor in our private placement offering that occurred simultaneous with the Merger. On November 6, 2008, Apro Bio entered into a promissory note (the “BOCO Note”) in the amount of $50,000, secured by substantially all assets of Apro Bio.  The BOCO Note bore interest at 12% per annum.  As additional consideration for the BOCO Note, Apro Bio issued a warrant to purchase 100,000 shares of our common stock at an exercise price of $0.50 per share.

As consideration for an extension of the BOCO Note, on March 31, 2009, we issued to BOCO a warrant (the “BOCO II warrant”) to purchase 200,000 shares of our common stock at an exercise price of $0.001.

Safe Harbor I, LLC

On January 12, 2007, Safe Harbor I, LLC., formerly known as Safe Harbor Business Development Company (“Safe Harbor”), which was affiliated with Across America’s largest shareholder, GDBA Investments, LLC (“GDBA”), agreed to provide operating capital in the form of a loan of $250,000 to Across America to cover operating expenses. This loan was due on January 12, 2010. As additional consideration for the loan to Safe Harbor, we issued a total of 200,000 warrants to Safe Harbor, exercisable at a price of $0.01 per share subject to adjustment, for a period of five years from the date of issuance. The warrants are subject to registration rights.

WestMountain Prime, LLC

Effective October 16, 2008, we paid off the principal and accrued interest due on our loan to Safe Harbor Development Company, as assigned to Safe Harbor 1, LLC. At the same time, we entered into a loan arrangement with WestMountain Prime, LLC. (“WestMountain”), which is affiliated with Mr. Klemsz. We borrowed $132,000 from WestMountain to provide operating capital to cover operating expenses. This loan is evidenced by an unsecured promissory note (the “WestMountain Note”), which is due October 16, 2009, unless converted. All principal and interest accrues until the WestMountain Note is due or converted. The WestMountain Note bears interest at 12% per annum except in the event that for the failure to convert any portion of the principal and pay the interest due,  in which case the interest rate in increased to 18% per annum. At any time prior to the due date, all outstanding principal Note may, at the sole option of WestMountain, be converted into our common shares equal to the outstanding principal amount of the note divided by .22. On March 31, 2009, West Mountain converted its accrued interest only of $7,204 and as of March 31, 2009, the entire principal balance of $132,000 remained outstanding.  On April 1, 2009, the entire principal balance was converted into shares of our common stock in conjunction with the Merger.

GDBA Investments, LLC

GDBA was another investment fund (and the successor to GDBA Investments, LLLP) that was affiliated with Mr. Klemsz and that had a majority ownership in Across America Real Estate, Inc.  Across America Real Estate, Inc. created a wholly-owned subsidiary named Across America Financial Services, Inc. (“Across America”), which Brian Klemsz was the President and sole director of.  Across America was spun-off to all of the shareholders of Across America Real Estate, Inc., which has recently changed their name and ticker symbol to Capterra Financial Services (CPTA.ob).  GDBA may have been deemed a "parent" of Across America as defined under the rules and regulations promulgated under the Securities Act. As of March 31, 2009 and prior to the merger, GDBA held approximately 52% of the outstanding common stock of Across America.

Brian M. Klemsz

Mr. Klemsz owns a total of 194,000 of that are owned of record by Sarmat, LLC, which is controlled by Mr.Klemsz. A total of 120,000 shares are owned in the name of family members of Mr. Klemsz. A total of 60,724 shares are owned by WestMountain Asset Management, Inc., (“WestMountain Asset”) a public company in which Mr.Klemsz is President. Mr. Klemsz disclaims beneficial ownership of these shares.  As noted above, Mr. Klemsz is also affiliated with WestMountain Prime, LLC, in which we have an outstanding note payable as of March 31, 2009.  Mr. Klemsz is also a manager with JZBK, LLC, (“JZBK”). On March 31, 2009, BOCO assigned the BOCO II warrant to JZBK.

David C. Olson

Mr. Olson is Apro Bio’s former Chief Executive Officer, President and Chairman of its board. Mr. Olson owns shares and holds shares underlying warrants in his own name.  As well, Associate Capital Inc., a company controlled by Mr. Olson, owns 220,000 shares, and D&R Concepts, Ltd, LLP, a company owned by him and his spouse, owns 500,000 shares. His spouse also owns shares individually and owns 380,000 shares through RBO, LLC, a limited liability company that she owns. Additionally, one of Mr. Olson’s sons owns 10,000 shares.

Director Independence

Dr. Paul H. Dragul, Michael D. Wort and Dr. Michael D. Iseman are "independent directors" as defined under the rules used by the NASDAQ Stock Market.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES & SERVICES.

Cordovano and Honeck LLP (“Honeck”) served as our independent registered public accounting firm though June 3, 2009 and audited the consolidated financial statements of Apro Bio as of and for the year ended March 31, 2008. Hein & Associates (“Hein”) has served as our independent registered public accounting firm since June 5, 2009 and audited our consolidated financial statement as of and for the fiscal year ended March 31, 2009. Additionally, another firm prepared Apro Bio’s corporate and state income tax returns for fiscal year 2008. Our corporate and state income tax returns for fiscal year 2009 have not been completed or filed as of the filing of this report.

Honeck also served as the independent registered public accounting firm of Across America as of and for the years ended December 31, 2008 and 2007.  Additionally, another firm prepared Across America’s corporate and state income tax returns for calendar year 2007. Across America’s corporate and state income tax returns for calendar year 2008 have not been completed or filed as of the filing of this report.

The following table shows the fees that Apro Bio incurred for audit services provided by Honeck and the other firm that prepared our corporate and income tax returns for fiscal year 2008 for the 2009 and 2008 fiscal years, as well as the fees that Across America incurred for audit services provided by Honeck and the other firm that prepared our corporate and income tax returns for calendar year 2007 for the 2008 and 2007 calendar years. An estimate of audit fees for Hein’s audit of our fiscal year 2009 consolidated financial statements are included in the total of audit fees for 2009, but have been billed in fiscal year 2010.

Service	2009	2008

Audit Fees	$77,275	$1,981
Audit-Related Fees	-	-
Tax Fees	4,280	5,580
All Other Fees	-	-
Total	$81,555	$7,561

Audit Fees. Consists of fees billed for professional services rendered for the audits of the consolidated financial statements of Across America for its year ended December 31, 2008 and Omni’s for its fiscal year ended March 31, 2009, reviews of Across America’s interim consolidated financial statements included in quarterly reports, services performed in connection with filings with the Securities & Exchange Commission and related comfort letters and other services that are normally provided by an independent registered accounting firm in connection with statutory and regulatory filings or engagements.

Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include assistance regarding federal, state and local tax compliance and consultation in connection with various transactions and acquisitions.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditors

As there is no separately designated Audit Committee, the entire board of directors serves as the Audit Committee.  A function of the Audit Committee is to pre-approve all audit and non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services as allowed by law or regulation.  Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specifically approved amount.  The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval and the fees incurred to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

Part IV

Item 15 . EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Consolidated Financial Statements - See Index to Consolidated Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedules

Not applicable.

(c) Exhibits.

The exhibits identified below are filed as part of this report:

EXHIBIT NO.	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 21, 2008)

2.2	Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated February 11, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant's Form 8-K filed on February 18, 2009)

2.3
Second Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated March 11, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Form 8-K filed on March 13, 2009)

2.4	Third Agreement to Amend Agreement of Merger and Plan of Reorganization dated March 30, 2009 (incorporated by reference to Exhibit 2.4 to the Registrant’s Form 8-K filed on April 6, 2009)

2.5	Agreement and Plan of Merger between Maxcure Pharmaceutical, Inc. and Apro Bio Pharmaceutical Corporation dated March 18, 2008 #

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on June 2, 2009)

4.1	Warrant dated January 12, 2007 for Safe Harbor Business Development Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

10.1	Promissory Note dated January 2, 2007 with West Mountain Prime, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

10.2	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC (incorporated by reference to the Registrant’s Form 8-K filed on November 7, 2008)

EXHIBIT NO.	DESCRIPTION

10.3	Exclusive License Agreement with the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on April 6, 2009)

10.4	Subscription Agreement with University License Equity Holdings, Inc. dated May 15, 2006, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on April 6, 2009)

10.5	Sponsored Research Agreement with the University of Colorado dated May 15, 2006, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on April 6, 2009)

10.6	Services Agreement with Colorado State University System dated June 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on April 6, 2009)

10.7	Exclusive License Agreement with the University of Colorado dated March 31, 2008, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on April 6, 2009)

10.8	Exclusive License Agreement with the University of Colorado dated November 12, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on April 6, 2009)

10.9	Settlement Agreement with David Olson (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on April 6, 2009)

10.10	Settlement Agreement with David Floor (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on April 6, 2009)

10.11	Form of Advisor Warrant dated March 31, 2009 #

10.12	Subscription Agreement and Letter of Investment #

10.13	Form of Investor Warrant exercisable at $0.25 per share dated March 31, 2009 #

10.14	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 #

10.15	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 #

10.16	Form of Two-Year Subscription and Lock-up Agreement #

10.17	Form of Three-Year Subscription and Lock-up Agreement #

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2009.

OMNI BIO PHARMACEUTICAL, INC.

By	/S/ Charles A. Dinarello, M.D.
Charles A. Dinarello, M.D.
Acting Chief Executive Officer

Pursuant to the requirements of the Exchange Act, as amended, this report has been signed below on June 29, 2009 by the following persons on behalf of the Registrant and in the capacities indicated.

Signatures	Title

/S/ Charles A. Dinarello, M.D.	Acting Chief Executive Officer and
Charles A. Dinarello, M.D.	Director
(Principal Executive Officer)

/S/ Robert C. Ogden	Chief Financial Officer
Robert C. Ogden	(Principal Financial and
Accounting Officer)

/S/ Vicki D.E. Barone	Chairperson of the Board
Vicki D.E. Barone

/S/ Michael D. Iseman, M.D.	Director
Michael D. Iseman, M.D.

/S/ Paul H. Dragul, M.D.	Director
Paul H. Dragul, M.D.

/S/ Michael D. Wort	Director
Michael D. Wort

/S/ Honorable Albert L. Kramer	Director
Honorable Albert L. Kramer

/S/ Steven M. Bathgate	Director
Steven M. Bathgate

/S/ Edward C. Larkin	Chief Operating Officer
Edward C. Larkin

Omni Bio Pharmaceutical, Inc. and Subsidiary

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of March 31, 2009 and 2008	F-4

Consolidated Statements of Operations for the
Years Ended March 31, 2009, 2008 and February 28, 2006
(Inception) through March 31, 2009	F-5

Consolidated Statements of Stockholders' Equity (Deficit) for the
Years Ended March 31, 2009, 2008 and February 28, 2006
(Inception) through March 31, 2009	F-6

Consolidated Statements of Cash Flows for the
Years Ended March 31, 2009, 2008 and February 28, 2006
(Inception) through March 31, 2009	F-10

Notes to Consolidated Financial Statements	F-12

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. & Subsidiary
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of Omni Bio Pharmaceutical, Inc. & Subsidiary (A Development Stage Company) as of March 31, 2009 and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year ended March 31, 2009.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Bio Pharmaceutical, Inc. & Subsidiary as of March 31, 2009 and the consolidated results of their operations and their cash flows for the year ended March 31, 2009 in conformity with U. S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses from operations that raise substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited the combinations in the statements of operations and cash flows of the amounts presented for the year ended March 31, 2009 with the corresponding statements for the period from February 28, 2006 (inception) through March 31, 2008.  In our opinion, the amounts have been properly combined for the period from February 28, 2006 (inception) through March 31, 2009.

/s/ Hein & Associates LLP
Hein & Associates LLP
Denver, Colorado
June 26, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders:
Omni Bio Pharmaceutical, Inc. & Subsidiary
(formerly Apro Bio Pharmaceutical Corporation)
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheet of Omni Bio Pharmaceutical, Inc. & Subsidiary (formerly Apro Bio Pharmaceutical Corporation) (A Development Stage Company) as of March 31, 2008 and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended March 31, 2008 and the period from February 28, 2006 (inception) through March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Bio Pharmaceutical, Inc. & Subsidiary (formerly Apro Bio Pharmaceutical Corporation) as of March 31, 2008 and the consolidated results of their operations and their cash flows for the year ended March 31, 2008 and the period from February 28, 2006 (inception) through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ Cordovano and Honeck LLP
Cordovano and Honeck LLP
Englewood, Colorado
February 28, 2009

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
Current assets:
Cash and cash equivalents	$1,805,395	$17,309
Other current assets	21,772	608
Total current assets	1,827,167	17,917

Property and equipment, net	2,250	6,864
Intangible assets, net	72,300	40,921
Total long-term assets	74,550	47,785

TOTAL ASSETS	$1,901,717	$65,702

Current liabilities:
Accounts payable	$282,935	$128,725
Amounts due to the UCHSC under sponsored research agreement	321,300	80,000
Accrued liabilities	56,817	6,345
Accrued compensation and related benefits and taxes	211,012	212,485
Amounts due to related parties	138,261	-
Note payable – related party	132,000	-
Total current liabilities	1,142,325	427,555

Note payable – related party, net of discount of $15,000	10,000	-

Total liabilities	1,152,325	427,555

Commitments and Contingencies (Note 6)

Stockholders’equity (deficit):
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 23,164,567 and 18,189,462 shares issued and outstanding, respectively	23,164	18,189
Additional paid-in capital	8,186,704	2,535,913
Deficit accumulated during the development stage	(7,460,476)	(2,915,955)
Total stockholders’ equity (deficit)	749,392	(361,853)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$1,901,717	$65,702

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through
	2009	2008	March 31, 2009

Operating expenses
General and administrative (including share-based compensation of $740,251, $692,638 and $1,465,814, respectively)	$1,031,911	$1,366,976	$2,968,985
Research and development	241,300	385,437	1,132,497
Charge for common stock issued pursuant to license agreements	719,772	10,729	752,511
Total operating expenses	1,992,983	1,763,142	4,853,993

Loss from operations	(1,992,983)	(1,763,142)	(4,853,993)

Non-operating expenses
Interest expense	(6,140)	(49,425)	(61,085)
Accretion expense on notes payable – related parties	(41,125)	-	(41,125)
Charges for warrants issued in merger – related parties	(1,948,237)	-	(1,948,237)
Charges for warrants issued in private placement – related parties	(403,350)	-	(403,350)
Charges for modifications to warrants	(152,686)	-	(152,686)
Total non-operating expenses	(2,551,538)	(49,425)	(2,606,483)

Net loss	$(4,544,521)	$(1,812,567)	$(7,460,476)

Basic and diluted net loss per share	$(0.25)	$(0.16)

Weighted average shares outstanding – basic and diluted	18,254,573	11,271,993

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	-	10,000,000	10,000	-	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	$-	10,958,333	$10,958	$648,456	$(1,103,388)	$(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	$-	-	$-	$1,250	$-	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	-	$-	18,189,462	$18,189	$2,535,913	$(2,915,955)	$(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)			719,772	$720	$719,052		$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in	Deficit Accumulated During Development	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					$1,948,237		$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	-	$-	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through
	2009	2008	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,544,521)	$(1,812,567)	$(7,460,476)
Adjustments used to reconcile net loss to net cash used in operating activities:
Common stock issued pursuant to license agreements	719,772	10,729	763,240
Share-based compensation	740,251	692,638	1,465,814
Accretion expense – related parties	41,125	-	41,125
Charge for warrants issued in merger transaction - related parties	1,948,237	-	1,948,237
Charge for warrants issued in private placement transaction - related parties	403,350	-	403,350
Charges for modifications to warrants	152,686	-	152,686
Depreciation and amortization	6,193	3,362	10,327
Contributed rent	5,880	10,080	15,960
Loss on disposal of equipment	2,443	-	2,444
Changes in operating assets and liabilities:
Other current assets	(2,499)	(1,372)	(23,871)
Accounts payable	74,210	76,117	439,131
Amounts due to the UCHSC under sponsored research agreement	321,300	80,000	321,300
Accrued liabilities	(63,201)	192,092	71,538
Amounts due to related parties	138,261	172,685	226,609
Net cash used in operating activities	(56,513)	(576,236)	(1,622,586)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse mergers	5,000	6,750	11,750
Purchase of licenses	(35,401)	-	(35,401)
Purchase of property and equipment	-	(2,953)	(7,423)
Net cash provided by (used in) investing activities	(30,401)	3,797	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	1,800,000	231,750	2,499,055
Proceeds from the issuance of notes payable to related parties	75,000	300,000	825,000
Proceeds from exercise of common stock warrants	-	10,000	125,000
Proceeds from the sale of common stock warrants	-	1,250	10,000
Net cash provided by financing activities	1,875,000	543,000	3,459,055

Net increase (decrease) in cash and cash equivalents	1,788,086	(29,439)	1,805,395
Cash and cash equivalents at beginning of year	17,309	46,748	-
Cash and cash equivalents at end of year	$1,805,395	$17,309	$1,805,395

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended March 31,		February 28, 2006 (Inception) Through
	2009	2008	March 31, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Discount on convertible note - related party	$25,000	$-

Assets acquired (liabilities assumed) in reverse mergers
Other current assets	$1,500	$272
Property and equipment	-	1,524
Licenses	-	22,972
Accounts payable	-	(31,518)
Note payable assumed in reverse merger - related party	(132,000)	-
Note payable converted to equity in reverse merger	-	938,241
Recapitalization pursuant to reverse mergers	(125,500)	938,241

Private placement transaction
Amounts due from investors	20,000	-
Note payable converted in private placement - related party	50,000	-
Accrued placement agent fees	112,200	-

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 1 - ORGANIZATION AND GOING CONCERN

Organization

Omni Bio Pharmaceutical, Inc. is the successor company of Across America Financial Services, Inc. (“Across America”), which was incorporated under Colorado law on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp. Across America intended to act as a mortgage broker for commercial real estate transactions.  However, no revenues were generated from this business.

On March 31, 2009, Across America completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger") among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, AAAC was merged into Apro Bio and Apro Bio became a wholly-owned subsidiary of Across America.  On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).  The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes.  Accordingly, for all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni.  See further discussion in Note 3.

On March 31, 2008, Apro Bio was formed from the merger of Apro Bio Pharmaceutical Corporation (“Apro Utah”) and Maxcure Pharmaceutical, Inc. (“Maxcure”), with Maxcure being the surviving legal corporation and Apro Bio the deemed acquirer for accounting purposes..  The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).  See further discussion in Note 3.

Apro Utah was originally incorporated under the laws of the state of Utah on February 28, 2006 for the purpose of advancing the underlying licensed scientific art to attain the ability to sell treatments and/or countermeasures commercially to the Federal Government related to bacterial infections.  Maxcure was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement with the University of Colorado Health Science Center (the "UCHSC") and to pursue a research agreement with the UCHSC to further scientific study on a previously FDA-approved pharmaceutical's method of action on various forms of viral illness.

Nature of Operations

Except as the context otherwise requires, the terms "Company," "we," "our" or "us" means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.

We have been engaged in the sponsoring of research and development programs conducted by the UCHSC and one other academic/research institution.  Pursuant to two existing license agreements with the Regents of the University of Colorado (the “RUC”), we have entered into one Sponsored Research Agreement (“SRA”) related to a pending patent for the treatment of bacterial infection utilizing alpha 1 antitrypsin (dated May 15, 2006), and are obligated to enter into additional SRAs on our license agreement dated March 31, 2008 for the method of use of an issued patent related to the treatment of viral infections.  On November 12, 2008, we executed a third license agreement, which involves a pending patent for the method of use of alpha 1 antitrypsin that potentially could be used for organ/graft transplantation rejection.  We are also obligated to enter into an additional SRA on this license agreement.  From inception, we have not generated any revenues from our operations.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganization and mergers; and obtaining various rights and a research and development agreement  We have incurred net losses since inception, and as of March 31, 2009, had an accumulated deficit of $7,460,476, which includes total non-cash charges from inception of approximately $4.7 million.  These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that the Company must generate additional cash resources to enable it to continue operations.  We intend to raise additional financing through equity financings or through other means that we deem necessary, with a view to bringing our products to market.  However, there is no assurance that we will be successful in raising additional capital.  Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and ultimately unable to achieve profitable operations and positive cash flows, we will not be able to meet our obligations and may have to cease operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation

Reclassifications

Certain reclassifications have been made in the fiscal year 2008 and inception to date consolidated financial statements to conform to the 2009 presentation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Periodically, we maintain deposits in financial institutions in excess of federally insured limits.

Revenue Recognition and Accounts Receivable

We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2009 or 2008.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to five years.  Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred. Property and equipment consisted of the following at March 31, 2009 and 2008:

	2009	2008

Furniture, fixtures and office equipment	$-	$980
Computer equipment and software	4,135	8,503
Less: Accumulated depreciation	(1,885)	(2,619)

Net Property and equipment	$2,250	$6,864

Depreciation expense for the years ended March 31, 2009 and 2008 totaled $2,172 and $1,849, respectively.

Intangible Assets

Intangible assets consist of costs incurred to acquire license rights to granted and pending patents held by the University of Colorado.  Amortization of license rights is based on the estimated useful life of the patent to which the license relates.  Estimated useful lives of the assets range from 13 to 18 years.  Intangible assets consisted of the following at March 31, 2009 and 2008:

	2009	2008
License Fees:
Bacterial	$20,665	$20,000
Viral	25,000	25,000
Cell/Transplant rejection	34,736	-
Less: Accumulated amortization	(8,101)	(4,079)

Net License fees	$72,300	$40,921

For the years ended March 31, 2009 and 2008, amortization expense related to intangibles was $4,022 and $2,051, respectively.  The estimated aggregate amortization expense for each of the next five years is as follows:

For the Year Ended March 31,

2010	$5,185
2011	5,185
2012	5,185
2013	5,185
2014	5,185
Thereafter	46,375

Total	$72,300

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Impairment of Long-lived Assets

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on our review, we do not believe that any impairment of long-lived assets existed at March 31, 2009 or 2008.

Research and Development

Research and development costs are charged to expense as incurred.  Our research and development activities are comprised of an SRA with UCHSC and a research services contract with Colorado State University.

Fair value of Financial Instruments

The carrying value of our financial instruments, which include cash, accounts payable and accrued liabilities at March 31, 2009 and 2008, approximates their fair values due to the short-term nature of these financial instruments.

Use of Estimates

Our consolidated financial statements are prepared in accordance with US GAAP.  The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, costs and expenses, and related disclosures.  On an ongoing basis, we evaluate our estimates and assumptions.  Our actual results may differ from these estimates under different assumptions or conditions.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share” (“SFAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and included in the calculation of the weighted average number of common shares. Accordingly, for the year ended March 31, 2009, the weighted average number of common shares outstanding included 2,150,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.001.  These warrants were considered outstanding for one day of the fiscal year, as they were issued on March 31, 2009.

Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock options or stock purchase warrants, are excluded from the calculation when their effect would be anti-dilutive. For the year ended March 31, 2009, outstanding warrants of 11,132,400 and 25,000 shares issuable upon conversion of a note payable, and for the year ended March 31, 2008, 1,382,500 outstanding warrants have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred.  Accordingly, basic shares equal diluted shares for all years presented.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Share-based Compensation

We account for share-based compensation under SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123R”).  SFAS 123R requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. SFAS 123R also requires the stock option or warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model See Note 9 for additional disclosures.

Income Taxes

We account for income taxes under the asset and liability method, in which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent that it is more likely than not that a deferred tax will not be realized.

We adopted the provisions of FASB Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB No. 109.” FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of FIN 48 had no impact on our consolidated financial statements.

Recently issued accounting pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“SFAS 141R), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141R is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008.  SFAS 141R will be effective for the Company beginning on April 1, 2009. The adoption of this pronouncement will be prospective and dependent upon future acquisitions, but will not have a material impact on our current consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests.  This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008.  SFAS 160 will be effective for the Company beginning on April 1, 2009.  The adoption of this statement will not have a material impact on our consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation and presentation of financial statements in accordance with accounting principles generally accepted in the United States of America. SFAS 162 will become effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS 165”).  SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable US GAAP that provide different guidance on the accounting treatment for subsequent events or transactions.  SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”).  EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. This statement also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements.  EITF 07-1 is effective for fiscal years beginning after December 15, 2008, and is applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date.  The adoption of this pronouncement will not have a material impact on our consolidated financial statements.

In June 2008, the EITF reached consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company's Own Stock,” (“EITF 01-6”) and provides additional guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008 and will be applied to outstanding instruments as of the beginning of our fiscal year, April 1, 2009.  The adoption of this pronouncement will not affect the current classification of our equity-based instruments and will not have a material impact on our consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 - MERGER TRANSACTIONS

Apro Utah and Maxcure Merger

On March 31, 2008, Apro Utah and Maxcure completed a merger, with Maxcure being the surviving legal entity.  The purpose of the merger was primarily one of synergies between the two companies in their efforts to continue funding sponsored research under their existing licensing relationships with the UCHSC.
The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).  Maxcure issued to Apro Utah stockholders 11,726,562 of its common shares in exchange for all of the issued and outstanding shares of Apro Utah.  Upon completion of the merger, former Apro Utah stockholders held 11,726,562 common shares (or approximately 64%) of the total 18,189,642 common shares issued and outstanding of Maxcure, and former Maxcure stockholders held 6,462,900 common shares (or approximately 36%) .  As a result of this majority ownership, Apro Utah was deemed the acquirer for accounting purposes and its historical financial statements have been adopted and presented for all periods in this Report.

In exchange for the issuance of its shares, Maxcure cancelled debt due from Apro Utah of $938,241 comprised of $804,692 of promissory notes and related accrued interest and other intercompany amounts of approximately $133,549.  Also, warrants held by Maxcure stockholders to purchase 600,000 shares of Apro Utah were cancelled.  Warrants to purchase 1,052,500 shares of Apro Utah common stock were converted to an equivalent number of warrants in the merged entity.  Warrants to purchase 130,000 shares of Maxcure stock held by existing Maxcure stockholders were retained in the merged entity.

Assets acquired and liabilities assumed of Maxcure by Apro on March 31, 2008 based on their estimated fair values were as follows:

Cash	$6,750
Other current assets	272
Property and equipment	1,524
Licenses	22,972
Accounts payable	(31,518)

Net assets acquired	$-

Amounts assigned to licenses relate to respective patent filings made by the UCHSC and are subject to amortization commensurate with the estimated patent life.  The net unamortized amount of each license was deemed to be the fair value and was recorded at the date of the merger.

Apro Bio and Across America Merger

On March 31, 2009 and pursuant to a merger (the “Merger”) among Across America, a non-operating public shell corporation, Apro Bio and Across America Acquisition Corp. a wholly-owned subsidiary of Across America, Apro Bio was merged into Across America, with Across America being the surviving legal entity.  The primary reasons for the Merger were to create an entity which allowed Apro Bio additional opportunities to raise capital to further its development efforts with the UCHSC and to provide Apro and Across America investors a long-term, public trading market for their common shares and common shares underlying warrants.  Across America issued a total of 18,210,295 shares of its common stock to the stockholders of Apro Bio in exchange for all of the issued and outstanding common shares of Apro Bio.  Warrants to purchase 1,957,500 shares of Apro Bio common stock were converted to an equivalent number of warrants in Across America.  Warrants to purchase 200,000 shares of Across America stock held by existing Across America stockholders were retained in the merged entity.  In addition, a note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions as before.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

After the consummation of the Merger, the former Apro Bio stockholders held approximately 91% of the issued and outstanding shares of Across America. As a result of this majority ownership, Apro Bio was deemed the acquirer for accounting purposes, and the transaction was accounted for as a reverse acquisition.  Further, we followed the current guidance of the SEC related to reverse mergers between a private company and a public shell company, and considered the reverse merger as equivalent to a reverse recapitalization.  Accordingly, as per SEC guidance for this type of transaction, we recorded no goodwill in the Merger.

Assets acquired and liabilities assumed of Across America by Apro Bio on March 31, 2009 based on their estimated fair values were as follows:

Cash	$5,000
Other current assets	1,500
Note payable – related party	(132,000)

Net liabilities assumed	$(125,500)

For all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni.  On May 27, 2009, the name of the Company was changed to Omni Bio Pharmaceutical, Inc. (“Omni”).

As a condition to the Merger, Apro Bio authorized the issuance of a warrant to an affiliate of Across America to purchase 200,000 shares of Apro Bio’s common stock at an exercise price of $0.001 per share.  This warrant expires on March 31, 2014.  In connection with the Merger, Across America paid an advisor fee to Bathgate Capital Partners, LLC (“BCP”) in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share.  This warrant expires on March 31, 2014.

The warrants issued in the Merger (the“Merger warrants”) were valued using the Black-Scholes model with the following assumptions: exercise price of $0.001 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 1.82% (commensurate with the expected life) and dividend yield of 0%.  The total of the charges recorded for the Merger warrants was $1,948,237.

We evaluated the Merger warrants as potential free standing derivatives under the criteria in SFAS 133 - Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), which require that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Merger warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of SFAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF Issue No. 00-19 – “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”)  We concluded that all of the criteria as outlined in paragraphs 12-32 of EITF 00-19 had been met and that equity classification was appropriate.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Warrant modifications

On January 14, 2009, our board of directors (the “Board”) unanimously authorized the extension of 500,000 warrants that were previously issued to investors by a period of two years. The Board concluded that these warrants would expire prior to the expiration of lockup agreements required by AAFS in conjunction with the Merger and approved the extension of the expiration date from March 31, 2010 to March 31, 2012.  The warrants extended by this resolution included 500,000 warrants exercisable at $1.10 per share, of which 80,000 were purchased by an outside director of the Company and 5,000 were purchased by the former CEO, President, and a director of the Company.

Also extended were 257,500 warrants issued to two unaffiliated investors that are exercisable at $1.00 per share, of which 250,000 were extended from May 10, 2010 to May 10, 2012 and 7,500 were extended from June 6, 2010 to June 6, 2012.  Additionally, 30,000 warrants that were originally issued to a consultant and exercisable at $1.00 per share were extended from May 10, 2010 to May 10, 2012.

We accounted for these extensions as modifications to the original warrant grants as outlined in FAS 123R.  For the year ended March 31, 2009, we recorded a non-cash charge of $148,155 related to the investor warrants and share-based compensation of $25,843 related to the employee and consultant warrants, calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification.  Both values were calculated using the Black Scholes model, with the revised exercise price and expected life of the warrant being the only change in the assumptions.

NOTE 4 – PRIVATE PLACEMENT

In conjunction with the Merger and also on March 31, 2009, we closed a private placement securities offering (the “Private Placement”) to four accredited investors (the “Investors”).  We issued “Units,” consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock (one warrant purchases one share of common stock) at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share.  We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000.  The warrants issued to investors in the Private Placement expire March 31, 2014.

The warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at the option of Omni.  The Company may execute the Warrant Call by giving to the Investor a notice of call upon 20 days written notice (the "Call Notice").  A Call Notice may be given by the Company only within 10 days after the Company’s common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume of excess of 50,000 shares per day for that period of days.

In connection with the offering, we paid to BCP a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share.  We recorded a charge related to the issuance of these warrants in the amount of $403,350 as calculated using the Black-Scholes model. No general solicitation was used in connection with the Private Placement.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

We evaluated the Private Placement warrants as potential free standing derivatives under the criteria in SFAS 133, which require that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position.  We concluded that the Private Placement warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of SFAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  We concluded that all of the criteria as outlined in paragraphs 12-32 had been met and that equity classification was appropriate.

A summary of the warrants issued in the Merger and the Private Placement is as follows:

Number of Warrants	Exercise Price	Estimated Fair Value Charge recorded
1,950,000	$0.001	$1,948,237
991,100	$0.25	-
3,964,400	$0.50	-
2,094,400	$1.00	-

8,999,900		$1,948,237

A summary of investor warrant activity for the year ended March 31, 2009 is as follows:

	Number of Warrants

Outstanding and exercisable at March 31, 2008	957,500	(a)
Granted	9,149,900
Exercised	-
Forfeited/expired	-

Outstanding, vested and exercisable at March 31, 2009	10,107,400	(b)

(a)	Includes former Apro Bio warrants of 757,500 and Across America warrants of 200,000.
(b)	As all warrants are exercisable, there will be no future expenses related to current warrants outstanding.

NOTE 5 – RELATED PARTIES AND DEBT OBLIGATIONS

Convertible Note payable – related party

On May 30, 2008, we entered into a $25,000 unsecured, convertible debenture agreement with the spouse of a director and related party (the “Bathgate note”).  The Bathgate note bears interest at 6%, is convertible into our common stock at $1.00 per share and matures June 30, 2010.  As additional consideration, we issued a warrant to purchase 50,000 shares of our common stock at $1.00 per share (the “Bathgate warrant”), which expires on June 30, 2013.  In addition, this warrant included a reset provision, which provided, that in the event that we issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price.  This reset provision pertained to any new investment made prior to December 31, 2008.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

We concluded that the Bathgate note met the definition of “conventional convertible debt,” as defined in EITF 00-19 and affirmed in EITF Issue No. 05-2 – “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19),” as the note holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the Company).  Further, we concluded that the conversion option of the Bathgate note represented an embedded derivative as defined in SFAS 133 and was indexed to the Company’s common stock. Therefore, we concluded that the conversion feature of the Bathgate note did not meet the definition of a derivative under SFAS 133 and did not require separate accounting from the debt instrument.

In accordance with the Accounting Principles Board Opinion No. 14 (“APB 14”), we allocated the cash proceeds received to both the Bathgate note and warrant based on relative fair values of each.  We valued  the warrant using the Black-Scholes model with the following assumptions:  exercise price of $1.00 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 95%, risk-free interest rate of 2.45% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the Bathgate warrant was $14,830 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the Bathgate note.

We concluded that the conversion feature in the Bathgate note met the definition of a “beneficial conversion feature” as outlined in EITF Issue No. 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features (“EITF 98-5”) and EITF Issue No. 00-27 - Application of Issue No. 98-5 to Certain Convertible Instruments (“EITF 00-27”).  The amount of proceeds allocated to the Bathgate note was $10,170 (calculated as the $25,000 principal less the discount related to the value assigned to the Bathgate warrants of $14,830 per above), which resulted in an effective conversion price of $0.41 per share and an intrinsic value of $0.59 per share (calculated as $1.00 conversion price less $0.41 effective conversion price).  Therefore, the value assigned to the beneficial conversion feature was $10,170, which represented the initial amount allocated to the Bathgate note, and was recorded as an additional debt discount to the note with a corresponding credit to additional paid-in capital.  In accordance with EITF 98-5, the amount recorded for the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible instrument of $10,170.  This resulted in a full discount offset to the $25,000 principal balance, or an initial carrying value of the Bathgate note of $-0-.  We are amortizing the discount over the life of the note and recorded $10,000 of accretion expense for the year ended March 31, 2009.

We evaluated the Bathgate warrant as a potential free standing derivative under the criteria in SFAS 133, and concluded that it was indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of SFAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  We concluded that all of the criteria had been met and that equity classification was appropriate.

Pursuant to the reset provision described above, on November 6, 2008, the exercise price on the Bathgate warrant was reduced to $0.50 per share, with all other terms remaining intact.  This reset was a result of the bridge loan entered into on that date with BOCO Investments, LLC (“BOCO”), a related party to Across America (as discussed in next section under this Note).  We recorded a charge for the modification of the exercise price on the Bathgate warrant in the amount of $4,531, which was calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification.  Both values were calculated using the Black Scholes model, with the revised exercise price being the only difference in the assumptions.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note payable – BOCO Investments, LLC

On November 6, 2008, we entered into a bridge loan agreement with BOCO, pursuant to which BOCO loaned $50,000 at an interest rate of 12% per annum in the form of a note (the “BOCO note”), which was collateralized by substantially all of our assets.  As additional consideration for the BOCO note, we issued to BOCO a warrant (the (“BOCO warrant”) to purchase 100,000 shares of our common stock.  This warrant is exercisable at $0.50 per share and expires on December 31, 2013.  The BOCO note was originally due on February 4, 2009 with an automatic extension to March 4, 2009.

In accordance with APB 14, we allocated the cash proceeds received to both the BOCO note and warrant based on relative fair values of each.  We valued the warrant using the Black-Scholes model with the following assumptions:  exercise price of $0.50 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 0.32% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the BOCO warrant was $31,125 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the BOCO note.  We were accreting this debt discount over the life of the note, but upon conversion of the note pursuant to terms in the Private Placement, we wrote-off the remaining unamortized discount as of March 31, 2009 in accordance with EITF 98-5.

As part of an agreement to further extend this note to March 31, 2009, we agreed to incur a default interest rate of 24% per annum from the original due date of the note through March 31, 2009, and pursuant to terms in the Private Placement, BOCO converted its note on March 31, 2009 in conjunction with the Private Placement offering (on the same terms of other investors).  As additional consideration to the note extension, we agreed to issue a warrant to purchase 200,000 shares of our common stock (the “BOCO II warrant”) at $0.001 per share, which expires on March 31, 2014.  Subsequent to the agreement to issue the warrant, BOCO authorized the assignment of the BOCO II Warrant to JZBK, LLC, an affiliate of the then President and CEO of Across America.  We recorded a charge for the issuance of this warrant in the amount of $200,000.

We evaluated both the BOCO and BOCO II warrants as potential free standing derivatives under the criteria in SFAS 133, which require that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that both warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of SFAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  We concluded that all of the criteria as outlined in paragraphs 12-32 had been met and that equity classification was appropriate.

Note payable – WestMountain Prime, LLC

On October 16, 2008, Across America entered into a loan arrangement with WestMountain Prime, LLC., (“WestMountain”), a related party that was affiliated with the then President of Across America, in the amount of $132,000.  This loan (the “WestMountain note”) was evidenced by an unsecured, convertible promissory note and bore interest at the rate of 12% per annum. This note was due on October 16, 2009, unless converted.  At any time prior to the due date, all outstanding principal and related accrued interest, at the sole option of WestMountain, was convertible into Across America’s common shares equal to the outstanding principal amount of the note divided by .22.  On March 30, 2009 (pre the Merger), the accrued interest on this note was converted into 12,000 shares of Across America common stock.  The WestMountain note was assumed in conjunction with the Merger on March 31, 2009, and the entire principal was converted into 600,000 shares of Omni’s common stock on April 1, 2009.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Other obligations

On May 31, 2008, the Chief Executive Officer, President and director resigned as the Chief Executive Officer and President of Apro Bio.  Subsequently on October 1, 2008, the individual resigned his remaining capacity as a director of Apro Bio.  On March 3, 2009, we entered into a settlement agreement with this individual and agreed to settle any and all claims for a lump sum payment of $45,000 and the issuance of 60,000 shares of our common stock within five business days of the closing of the Merger.  We recorded a charge for share-based compensation related to these shares in the amount of $60,000, based on the fair value of the stock of $1.00 per share.

On January 8, 2009, we entered into a resignation and settlement agreement with a former executive officer of Apro Bio.  Pursuant to this agreement and to settle any and all claims with Apro Bio, we were obligated to make a lump sum payment of $95,000 (comprised of $75,000 in compensation and reimbursement of $20,000 of business expenses) and to issue 50,000 shares of our common stock within five business days of the closing of the Merger. We recorded a charge for share-based compensation related to these shares in the amount of $50,000 based on the fair value of the stock of $1.00 per share.

On March 3, 2009, we entered into a settlement agreement with a former employee and officer of Apro Bio.  Pursuant to this agreement and to settle any and all claims with Apro Bio, we were obligated to pay this individual $55,000, payable one half (1/2) upon the closing of the Merger, and the remaining one half, or $27,500, over twelve equal monthly installments, commencing April 2009.  Also under this agreement, we were obligated to issue 100,000 warrants, exercisable at $1.10 and expiring July 1, 2012, with a cashless exercise provision, in replacement of a grant of 150,000 warrants made in July 2007, without a cashless exercise provision, but with the same exercise price and duration.  We recorded a charge for share-based compensation related to this new grant in the amount of $53,853 based on the estimated fair value of the warrant as determined under the Black-Scholes model using the following assumptions: exercise price of $1.10, expected life of 2.33 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 0.93 % and volatility of 100.0%.

As of March 31, 2008, Apro Bio owed accrued expenses to officers for reimbursement of health care, cellular subscription, and other costs (including car allowance).  These amounts totaled $14,690.

As of March 31, 2008, Apro Bio owed salary compensation to officers and one employee for the year ending March 31, 2008 in the amounts of $150,000 and $25,000, respectively.

Employment Agreements

As of March 31, 2008, Apro Bio had employment agreements with its CEO and Executive Vice President requiring minimum annual compensation to each of $150,000 and payment of benefits including car allowance of $600 each per month and reimbursement of health care costs.  Both individuals left Apro Bio during fiscal year 2009 and there are no obligations outstanding under these agreements as of March 31, 2009.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Bacterial Infection License

On May 15, 2006, we entered into an SRA with the RUC related to the licensing of pending patents related to the method of use of alpha 1 antitrypsin on bacterial infection.  Pursuant to this agreement, we were required to make quarterly payments to the RUC totaling $1,097,460.  As of March 31, 2008, we were in arrears on payments to the RUC in the amounts of $80,000 and were in default of our license agreement.  On January 8, 2009, we obtained an amendment from the RUC for its SRA payments due in calendar year 2008, which waived the default and postponed the total payments of $321,300, which were originally due in 2008, to 2009 and early 2010.  Pursuant to the Amendment, SRA payments totaling $240,000 were deferred to 2009 and $81,300 to 2010, as follows:

Payment 1:	$80,000	on or before April 1, 2009
Payment 2:	$80,000	on or before July 1, 2009
Payment 3:	$80,000	on or before October 1, 2009
Payment 4:	$81,300	on or before January 1, 2010
	$321,300

Pursuant to a stock purchase agreement which was executed on May 15, 2006 simultaneously with the license agreement and the SRA, we issued to the ULEHI (an entity controlled by the RUC), 406,000 shares of our common stock, which represented 4% of our outstanding shares, and committed to an anti-dilution provision, whereby, unless certain triggering events occur, we were required to issue additional shares to the ULEHI so that its ownership would not be reduced below 4%. Under the stock purchase agreement, we issued additional shares as follows: 26,354 shares in December 2006; 5,979 shares in January 2007; 10,729 shares in June 2007; and 20,833 shares in April 2008. This agreement was amended in November 2008 as discussed below.  If the SRA is terminated by us (which may only be done upon 60-day written notice) for any reason prior to termination of the license agreement, we may still be required to reimburse the UCHSC for its total actual and reasonable costs incurred for the project through the date of termination, including costs necessary to implement the early termination of the SRA and costs incurred as a result of non-cancellable obligations that may extend beyond the date of such termination.

Viral Infection License

On March 30, 2008, we entered into a second license agreement with the RUC related to an issued patent for the method of use of alpha 1 antitrypsin on viral disease, including HIV.  We are required to execute an SRA for the benefit of UCHSC related to further research on this license.  As of March 31, 2009, we had not executed an SRA, but anticipate that we will during calendar year 2009.

Cell Transplant/Graft Rejection

On November 12, 2008, we entered into a third license agreement with the RUC related to the method of use of alpha 1 antitrypsin on related to the method of use for treating cell transplant/graft rejection. We are required to execute an SRA for the benefit of UCHSC related to further research on this license.  As of March 31, 2009, we had not executed an SRA, but anticipate that we will later in calendar year 2009.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

In conjunction with the issuance of this license, we agreed to amend the terms of the stock purchase agreement with the ULEHI (which superseded the 4% anti-dilution provision as note above) by authorizing the issuance of additional shares of our common stock, calculated at 2% of the fully-diluted outstanding shares of our common stock upon completion of the Merger.  The calculation of these shares included all common shares and common stock purchase warrants issued in connection with the Merger and the Private Placement.  In accordance with this provision, we issued 698,939 shares of our common stock to the ULEHI; these shares were included in our total outstanding shares of common stock as of March 31, 2009.

All three license agreements require future royalty payments to the RUC as summarized below:

License Date	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties	Sublicense Royalties

May 15, 2006	Anthrax; TB; Bacterial Pneumonia	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cell Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%
    ____________________

(1) Payable $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2) Payable $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3) Payable $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

As of March 31, 2009, we have no further obligations for common share issuances to the RUC under any of the three license agreements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Contributed Rent

For the fiscal years ended March 31, 2009 and 2008, we utilized, free-of-charge, approximately 575 square feet of the office space of Bathgate Capital Partners LLC (“BCP”), a significant stockholder and a related party. We calculated the value of our approximate utilized office space at $5,880 and $10,080 for the years ended March 31, 2009 and 2008, respectively, and recorded non-cash charges for these amounts.

NOTE 7 – INCOME TAXES

As of March 31, 2009, we had net operating loss carryforwards available to offset future federal income tax of approximately $3.4 million. Such carryforwards expire between fiscal years 2026through 2029. Under the Tax reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

	March 31,
Deferred tax assets (all long-term)	2009	2008

Net operating loss carryforwards	$1,260,713	$803,584
Share-based compensation	535,582	260,949
Valuation allowance	(1,796,295)	(1,064,533)

Net deferred tax asset	$-	$-

The benefit for income taxes differs from the amount computed using the U.S. federal statutory income tax rate as follows:

	For the Year Ended March 31,
	2009	2008

Income tax benefit computed at federal statutory rate	$(1,545,137)	$(616,273)

Charges for warrants issued to investors	928,084	-
State income taxes, net of federal benefit	(139,062)	(55,579)
Other	24,353	3,735
Change in valuation allowance	731,762	668,117

Income tax benefit	$-	$-

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Effective April 1, 2007, we adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (“FIN 48”).  FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.  The adoption of the provisions of FIN 48 did not have a material impact on the Company’s consolidated financial position and results of operations.  At April 1, 2007 as well as March 31, 2008 and 2009, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits (if any) are classified as interest expense in the accompanying consolidated statements of operations.  Penalties, if any, are recognized as a component of “selling, general and administrative expenses.”  The Company recognized $0 of interest expense related to unrecognized tax benefits for the years ended March 31, 2009 and 2008.  Any of our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We have not been examined by the Internal Revenue Service or the state of Colorado since inception and, therefore, our tax returns are open for review for all years since inception.

NOTE 8 – STOCKHOLDERS’ EQUITY (DEFICIT)

In March 2007, we sold common stock purchase warrants to purchase 495,000 shares of our common stock for $0.25 per share, netting proceeds of $123,750.  These warrants are exercisable at $1.10 per share and expire on March 31, 2010.  Dr. Paul Dragul, a director of the Company, purchased 80,000 of these warrants.  In April 2007, we sold additional common stock purchase warrants to purchase 5,000 shares of our common stock to the Company’s CEO and President on the same terms, netting proceeds of $1,250.

During the period from April 1, 2007 through March 31, 2008, we sold to two unaffiliated investors 257,500 Units for net proceeds of $231,750 after commissions of $750 and $25,000 that were paid to BCP and an outside party, respectively.  Each Unit consisted of one share of common stock and one warrant exercisable at $1.00 per share and expiring in May 2010.

On March 31, 2008, a warrant holder exercised 500,000 warrants at a price of $0.02 per share.  As a result of this transaction, we issued 20,833 shares of our common stock to the ULEHI as additional consideration pursuant to the anti-dilution provision of its license agreement and stock purchase agreement (subscription agreement) and recorded a non-cash charge of $20,833 for the estimated fair value of these shares.

As discussed in Notes 3 and 4, on March 31, 2009, we issued our common stock and warrants pursuant to the Merger and Private Placement

NOTE 9 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants.  We calculate share-based compensation to employees and directors in accordance with the fair-value method prescribed in SFAS 123(R).  For warrants issued to outside consultants (i.e., non-employees), we calculate share-based compensation under the applicable provisions of FAS 123 (R) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). SFAS 123(R) requires fair value accounting for equity securities issued to non-employees, and EITF 96-18 specifies the measurement date for recording compensation cost.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

The fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table.  The expected life is equal to the contractual term, as the majority of all warrants granted had immediate vesting and are not forfeited in the circumstances of disassociation with the Company.  Expected volatility was estimated based on comparisons of stock price volatility of “peer group,” publicly-traded companies.  The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted:

	2009	2008

Expected life (years)	3.33 to 7.0	0.83 to 5.0
Expected volatility	100%	94.53 to 95.97%
Risk-free interest rate	0.93 to 3.6%	2.80 to 4.9%
Dividend yield	0%	0%

Fiscal Year 2008 issuances

In June 2007, we issued warrants to purchase 30,000 shares of our common stock to Dr. Paul Dragul, an outside director, for initiation of service on our board of directors.  The warrants expire on April 30, 2012 and are exercisable at a price of $1.10 per share.  We recorded share-based compensation for these warrants of $21,915 using the following assumptions: exercise price of $1.10, expected life of 5 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 4.5%, and volatility of 95.07%.

In May 2007, we issued warrants to purchase 500,000 shares of our common stock to a consultant in exchange for strategic business consulting services.  The warrants were exercisable at $0.02 per share and expired on March 31, 2008. We recorded share-based compensation for these warrants of $490,150 using the following assumptions: exercise price of $0.02, contractual life of .83 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 4.86 % and volatility of 95.05%.  The consultant exercised the warrants on March 31, 2008.

In May 2007, we issued warrants to purchase 30,000 shares of our common stock to the same consultant at an exercise price of $1.00 per share, expiring May 10, 2010.  We recorded share-based compensation for these warrants of $18,033 using the following assumptions: exercise price of $1.00, expected life of 3 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 4.6%, and volatility of 94.98%.

In July 2007, we issued to an employee warrants to purchase 150,000 shares of our common stock.  The warrants are exercisable at $1.10 per share and expire July 1, 2012.  We recorded share-based compensation for these warrants of $109,680 using the following assumptions: exercise price of $1.10, expected life of five years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 4.97%, and volatility of 94.53%.

In March 2008, we issued warrants to purchase 60,000 shares of our common stock to a scientific and medical industry consultant at an exercise price of $1.25 per share, with an expiration date of February 28, 2013.  We recorded share-based compensation for these warrants of $52,860 using the following assumptions: exercise price of $1.25, contractual life of 5 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.8%, and volatility of 95.97%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Fiscal Year 2009 issuances

On April 11, 2008, we authorized the issuance of 100,000 common stock purchase warrants to a director for service during the year ended March 31, 2008 (for Apro-Utah, prior to the merger with Maxcure). The warrants vested immediately and are exercisable until April 15, 2015 at an exercise price of $1.25.  We recorded a charge for share-based compensation of $81,528, calculated using the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.03%, and volatility of 100.5%.

On April 15, 2008, we authorized the issuance of an aggregate of 500,000 common stock purchase warrants to five directors (100,000 warrants to each) for service for fiscal year 2009. The director warrants vested quarterly over fiscal year 2009, with each tranche vested on the first day of a fiscal quarter.  Our President and CEO subsequently resigned from his capacities as an officer effective May 31, 2008, and as a director on October 1, 2008 and, as result, vested one-half or 50,000 of his warrants.  We recorded a charge for share-based compensation of $366,876, calculated using the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 100.5%.

On August 6, 2008, we authorized the issuance of 75,000 common stock purchase warrants to a new director for service for fiscal year 2009.  These warrants vested over three fiscal quarters, beginning with the fiscal quarter ended September 30, 2009, and each tranche vested on the first day of a fiscal quarter. We recorded a charge for share-based compensation of $61,392, calculated using the following assumptions: exercise price of $1.25, expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.55%, and volatility of 100.00%.

On October 1, 2008, we authorized the issuance of 50,000 common stock purchase warrants to a new director for service for fiscal year 2009.  These warrants vested over two fiscal quarters, beginning with the fiscal quarter ended December 31, 2008, and each tranche vested on the first day of a fiscal quarter.  We recorded share-based compensation of $40,759, calculated using the following assumptions: exercise price of $1.25, expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.2%, and volatility of 100.3%.

As discussed in Note 5, on March 3, 2009, we were obligated to issue 100,000 warrants, exercisable at $1.10 and expiring July 1, 2012 as part of a settlement agreement with a former employee and officer of Apro Bio. We recorded share-based compensation of $53,853, calculated using the following assumptions: exercise price of $1.10, expected life of 2.33 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 0.93 % and volatility of 100.0%.

Share-based compensation recorded for fiscal years 2009 and 2008 was as follows:

	2009	2008
Employees, former employees and directors	$734,026	$131,595
Outside consultants	6,225	561,043

	$740,251	$692,638

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

The weighted average grant date fair value of warrants issued to employees, former employees and directors under share-based compensation agreements for the years ended March 31, 2009 and 2008 was $0.78 and $0.87 per share, respectively.

As all of the warrants are currently vested, there will be no future expense related to the current outstanding warrants held by employees, former employees or directors.

Fiscal year 2010 issuances

In April 2009, we issued a warrant to our Acting Chief Executive Officer to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.  Shares under this warrant vest as follows:  200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010.  This warrant expires in April 2016.

Also in April 2009, we issued a warrant to our Chief Financial Officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share.  All shares under this warrant vested upon issuance.  This warrant expires in April 2016.

Also in April 2009, we issued a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share.  Shares under this warrant vest monthly over one year.  This warrant expires in April 2014.

In June 2009, we issued 1,109,223 shares of our common stock pursuant to warrant exercises.  A total of 983,126 warrants were exercised for $0.001 per share and a total of 126,097 net shares were issued pursuant to cashless provisions of 140,000 warrants exercisable at a weighted average price of $1.09 per share.

On May 27, 2009, we filed Articles of Amendment to our Articles of Incorporation to change our corporate name from “Across America Financial Services, Inc.” to “Omni Bio Pharmaceutical, Inc.” At the same time, we also filed Articles of Amendment to our Articles of Incorporation to increase our authorized common shares to 200,000,000 from the current 50,000,000 and to increase our authorized preferred shares to 5,000,000 from the current 1,000,000. The par values of the common and preferred shares were not changed.

A summary of warrant activity related to warrants issued to employees, former employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2008	425,000	$1.07
Granted	825,000	$1.23
Exercised	-	-
Forfeited/expired/cancelled	(200,000)	$1.14

Outstanding at March 31, 2009	1,050,000	$1.22	5.4	$-

Vested and exercisable at March 31, 2009	1,050,000	$1.22	5.4	$-