Form 10-Q
period 2009-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2009-07-31
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended   June 30, 2009

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

Commission file number: 000-52530

Omni Bio Pharmaceutical, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	20-8097969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5350 South Roslyn, Suite 400, Greenwood Village, CO  80111
(Address of principal executive offices, including zip code)

(303) 867-3415
(Registrant's telephone number including area code)

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The number of shares outstanding of the Registrant’s common stock as of July 13, 2009 was 25,428,882.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements

	Consolidated Balance Sheets – June 30, 2009 (unaudited) and March 31, 2009	3

	Consolidated Statements of Operations – For the three months ended June 30, 2009 and 2008, and February 28, 2006 (Inception) through June 30, 2009 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity (Deficit) – As of and for the three months ended June 30, 2009 (unaudited) and February 28, 2006 (Inception) through June 30, 2009 (unaudited)	5

	Consolidated Statements of Cash Flows – For the three months ended June 30, 2009 and 2008, and February 28, 2006 (Inception) through June 30, 2009 (unaudited)	9

	Notes to Consolidated Financial Statements (unaudited)	11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4T.	Controls and Procedures	30

PART II: OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2009	March 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$1,062,058	$1,805,395
Other current assets	36,939	21,772
Total current assets	1,098,997	1,827,167

Property and equipment, net	1,812	2,250
Intangible assets, net	71,004	72,300
Total long-term assets	72,816	74,550

TOTAL ASSETS	$1,171,813	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued liabilities	$132,497	$282,935
Amounts due to UCD under sponsored research agreement	241,300	321,300
Accrued share-based compensation	250,512	-
Accrued liabilities	41,937	56,817
Accrued compensation and related benefits and taxes	22,875	211,012
Amounts due to related parties	4,500	138,261
Note payable – related party	-	132,000
Total current liabilities	693,621	1,142,325

Note payable – related party, net of discount of $12,000 and $15,000, respectively	13,000	10,000

Total liabilities	706,621	1,152,325

Commitments and Contingencies (Note 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 25,266,020 and 23,164,567 shares issued and outstanding, respectively	25,265	23,164
Additional paid-in capital	8,559,825	8,186,704
Deficit accumulated during the development stage	(8,119,898)	(7,460,476)
Total stockholders’ equity	465,192	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$1,171,813	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) through June 30, 2009
	2009	2008

Operating expenses:
General and administrative (including share-based compensation of $489,299, $183,438 and $2,446,508, respectively)	$655,952	$320,365	$3,614,207
Research and development	-	80,000	1,132,497
Charge for common stock issued pursuant to license agreements	-	20,833	763,240
Total operating expenses	655,952	421,198	5,509,944

Loss from operations	(655,952)	(421,198)	(5,509,944)

Non-operating expenses:
Interest expense	(470)	(4)	(61,556)
Accretion expense on notes payable – related party	(3,000)	(1,000)	(44,125)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	-	-	(152,686)
Total non-operating expenses	(3,470)	(1,004)	(2,609,954)

Net loss	$(659,422)	$(422,202)	$(8,119,898)

Basic and diluted net loss per share	$(0.03)	$(0.02)

Weighted average shares outstanding – basic and diluted	26,019,055	18,207,090

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	-	10,000,000	10,000	-	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406	-		406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	$-	10,958,333	$10,958	$648,456	$(1,103,388)	$(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	$-	-	$-	$1,250	$-	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	-	$-	18,189,462	$18,189	$2,535,913	$(2,915,955)	$(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)			719,772	$720	$719,052		$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					$1,948,237		$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)
Balances at March 31, 2009	-	-	23,164,567	23,164	8,186,704	(7,460,476)	749,392

Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Investor common stock purchase warrants exercised for cash by related parties for cash (June 2009 – 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Investor common stock purchase warrants exercised cashless (May and June 2009 at exercise price of $1.10 per share)			21,764	22	(22)		-
Common stock purchase warrants exercised cashless by former employees (May and June 2009 at weighted average exercise price of $1.09 per share)			104,333	104	(104)		-
Share-based compensation related to common stock purchase warrants issued to employees and a consultant (April 2009 at estimated weighted-average fair value of $0.87 per share)					238,787		238,787
Contributed rent					1,260		1,260
Net loss						(659,422)	(659,422)
Balances at June 30, 2009 (Unaudited)	-	$-	25,266,020	$25,265	$8,559,825	$(8,119,898)	$465,192

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) Through June 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(659,422)	$(422,202)	$(8,119,898)
Adjustments used to reconcile net loss to net cash used in operating activities:
Common stock issued pursuant to license agreements	-	20,833	763,240
Share-based compensation	489,299	183,438	1,955,113
Accretion expense – related parties	3,000	1,000	44,125
Charge for warrants issued in merger transaction - related parties	-	-	1,948,237
Charge for warrants issued in private placement transaction - related parties	-	-	403,350
Charges for modifications to warrants	-	-	152,686
Depreciation and amortization	1,734	1,298	12,061
Contributed rent	1,260	2,101	17,220
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(15,167)	-	(39,038)
Accounts payable	(230,438)	30,840	208,692
Amounts due to UCD under sponsored research agreement	-	80,000	321,300
Accrued liabilities	(203,017)	67,363	(247,012)
Amounts due to related parties	(133,761)	4,062	208,382
Net cash used in operating activities	(746,512)	(31,267)	(2,369,098)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash used in investing activities	-	-	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	2,499,055
Proceeds from the issuance of notes payable to related party	-	25,000	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	3,175	-	13,175
Net cash provided by financing activities	3,175	25,000	3,462,230

Net increase (decrease) in cash and cash equivalents	(743,337)	(6,297)	1,062,058
Cash and cash equivalents at beginning of period	1,805,395	17,309	-
Cash and cash equivalents at end of period	$1,062,058	$11,042	$1,062,058

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) Through June 30, 2009
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,375	$-	$1,375
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable – related party converted to common stock	$132,000	$-
Issuance of common stock pursuant to cashless exercises of warrants	$126	$-
Discount on convertible note - related party	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

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

On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”). The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes.  Accordingly, for all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni. See further discussion in Note 2.

On March 31, 2008, Apro Bio was formed from the merger of Apro Bio Pharmaceutical Corporation (“Apro Utah”) and Maxcure Pharmaceutical, Inc. (“Maxcure”), with Maxcure being the surviving legal corporation and Apro Bio the deemed acquirer for accounting purposes. The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”). See further discussion in Note 2.

Apro Utah was originally incorporated under the laws of the state of Utah on February 28, 2006 for the purpose of advancing the underlying licensed scientific art to attain the ability to sell treatments and/or countermeasures commercially to the Federal Government related to bacterial infections. Maxcure was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement with the University of Colorado Denver (“UCD”), formerly known as the University of Colorado Health Science Center (“UCHSC”) and to pursue a research agreement with UCD to further scientific study on using FDA-approved pharmaceuticals in novel methods for treatment of bacterial infection.

Nature of Operations

Except as the context otherwise requires, the terms "Company," "we," "our" or "us" means Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).

We have been engaged in the sponsoring of research and development programs conducted by UCD and one other academic/research institution.  Pursuant to two existing license agreements with the Regents of the University of Colorado (“RUC”), we have entered into one Sponsored Research Agreement (“SRA”) related to a pending patent for the treatment of bacterial infection utilizing Alpha 1-Antitrypsin (“AAT”) dated May 15, 2006, and are obligated to enter into additional SRAs under our license agreement dated March 31, 2008 for the method of use of an issued patent related to the treatment of viral infections.  On November 12, 2008, we executed a third license agreement with RUC, which involves patent applications for the method of use of AAT for potential use in organ/graft transplantation rejection.  We are also obligated to enter into an additional SRA under this license agreement.  From inception, we have not generated any revenues from our operations.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements are comprised of Omni and its wholly-owned subsidiary, Omni Bio, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 (the “2009 10-K”).  The balances as of March 31, 2009 are derived from our audited consolidated balance sheet.

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganizations and mergers; and obtaining various rights, license agreements and a research and development agreement. We have incurred net losses since inception, and as of June 30, 2009, had a deficit accumulated from inception of $8,119,898, which included total non-cash charges from inception of approximately $5.2 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must generate additional cash resources to enable us to continue operations. We intend to raise additional financing through equity financings or through other means that we deem necessary, with a view to bringing our products to market.  However, there is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and ultimately unable to achieve profitable operations and positive cash flows, we will not be able to meet our obligations and may have to cease operations.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with FASB Statement No. 128, “Earnings per Share” (“FAS 128”), any shares issuable for little or no cash consideration are considered outstanding shares and are included in the calculation of the weighted average number of common shares. Accordingly, for the quarter ended June 30, 2009, the weighted average number of common shares outstanding included 200,000 and 2,150,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001 per share, respectively.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities, such as stock purchase warrants and convertible debt instruments, are excluded from the calculation when their effect would be anti-dilutive. For the quarter ended June 30, 2009, outstanding warrants of 10,615,044 and 25,000 shares issuable upon conversion of a note payable, and for the quarter ended June 30, 2008, 2,032,500 outstanding warrants have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred. Accordingly, basic shares equal diluted shares for all periods presented.

Share-based Compensation

We account for share-based compensation under FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”). FAS 123(R) requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. FAS 123(R) also requires the stock option or warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

Recently issued accounting pronouncements

In December 2007, the FASB issued Statement No. 141 (revised), Business Combinations – a replacement of FASB Statement No. 141 (“FAS 141(R)”), which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. FAS 141(R) also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141(R) is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. FAS 141(R) was effective for the Company beginning on April 1, 2009. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51 (“FAS 160”). FAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary and requires a new presentation on the face of the consolidated financial statements to separately report the amounts attributable to controlling and non-controlling interests.  This statement is effective prospectively, except for certain retrospective disclosure requirements, for fiscal years beginning after December 15, 2008. FAS 160 was effective for the Company beginning on April 1, 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, Subsequent Events (“FAS 165”). FAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, FAS 165 sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. FAS 165 does not apply to subsequent events or transactions that are within the scope of other applicable US GAAP that provide different guidance on the accounting treatment for subsequent events or transactions. FAS 165 was effective for the Company for the three months ended June 2009. The adoption of this statement did not have a material impact on our consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

In June 2009, the FASB issued Statement No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“FAS 166”).  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”). The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“FAS 168”). FAS 168 will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. FAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In December 2007, the Emerging Issues Task Force (“EITF”) reached consensus on EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” (“EITF 07-1”). EITF 07-1 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties.  EITF 07-01 also establishes the appropriate income statement presentation and classification for joint operating activities and payments between participants, as well as the sufficiency of the disclosures related to these arrangements. EITF 07-1 was effective for the Company beginning April 1, 2009 and is applied retrospectively as a change in accounting principle for collaborative arrangements existing at the effective date. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

In June 2008, the EITF reached consensus on EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF 07-5”).  EITF 07-5 supersedes EITF Issue No. 01-6, “The Meaning of ‘Indexed to a Company's Own Stock,” and provides additional guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. EITF 07-5 was effective for the Company beginning April 1, 2009 and was applicable to outstanding instruments as of that date. The adoption of this pronouncement did not have a material impact on our consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 2 - MERGER TRANSACTIONS

Apro Utah and Maxcure Merger

On March 31, 2008, Apro Utah and Maxcure completed a merger with Maxcure continuing as the surviving legal entity under the name of Apro Bio.  The purpose of the merger was primarily one of synergies between the two companies in their efforts to continue funding sponsored research under their existing licensing relationships with UCD.

Under this merger, Maxcure issued to Apro Utah stockholders 11,726,562 of its common shares in exchange for all of the issued and outstanding shares of Apro Utah. Upon completion of the merger, former Apro Utah stockholders held 11,726,562 common shares (or approximately 64%) of the total 18,189,642 common shares issued and outstanding of Maxcure, and former Maxcure stockholders held 6,462,900 common shares (or approximately 36%). As a result of this majority ownership, Apro Utah was deemed the acquirer for accounting purposes and its historical financial statements have been adopted and presented for all periods in this report.

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

Assets acquired and liabilities assumed of Maxcure by Apro Utah on March 31, 2008 based on their estimated fair values were as follows:

Cash	$6,750
Other current assets	272
Property and equipment	1,524
Licenses	22,972
Accounts payable	(31,518)

Net assets acquired	$-

Amounts assigned to licenses relate to respective patent filings made by UCD and are subject to amortization commensurate with the estimated patent life.  The net unamortized amount of each license was deemed to be the fair value and was recorded at the date of the merger.

Apro Bio and Across America Merger

On March 31, 2009 and pursuant to a merger (the “Merger”) among Across America, a non-operating public shell corporation, Apro Bio and AAAC, a wholly-owned subsidiary of Across America, Apro Bio was merged into Across America, with Across America being the surviving legal entity. The primary reasons for the Merger were to create an entity which allowed Apro Bio additional opportunities to raise capital to further its development efforts with UCD and to provide Apro Bio and Across America investors a long-term, public trading market for their common stock.  Across America issued a total of 18,210,295 shares of its common stock to the stockholders of Apro Bio in exchange for all of the issued and outstanding common stock of Apro Bio. Warrants to purchase 1,957,500 shares of Apro Bio common stock were converted to an equivalent number of warrants in Across America. A warrant to purchase 200,000 shares of Across America stock held by an existing Across America stockholder was retained as part of the Merger. This warrant was exercised on June 29, 2009.  In addition, a note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

After the consummation of the Merger, the former Apro Bio stockholders held approximately 91% of the issued and outstanding shares of Across America. As a result of this majority ownership, Apro Bio was deemed the acquirer for accounting purposes, and the transaction was accounted for as a reverse acquisition. Further, we followed the current guidance of the SEC related to reverse mergers between a private company and a public shell company, and considered the reverse merger as equivalent to a reverse recapitalization. Accordingly, we recorded no goodwill in the Merger.

Assets acquired and liabilities assumed of Across America by Apro Bio on March 31, 2009 based on their estimated fair values were as follows:

Cash	$5,000
Other current assets	1,500
Note payable – related party	(132,000)

Net liabilities assumed	$(125,500)

For all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni. On May 27, 2009, we changed our name to Omni Bio Pharmaceutical, Inc.

As a condition to the Merger, Apro Bio authorized the issuance of a warrant to an affiliate of Across America to purchase 200,000 shares of Apro Bio’s common stock at an exercise price of $0.001 per share. This warrant was exercised on June 29, 2009.  In connection with the Merger, Across America paid an advisor fee to Bathgate Capital Partners, LLC (“BCP”) in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share (the “BCP Warrant”).  The BCP Warrant expires on March 31, 2014.  During June 2009, we issued 975,356 shares of our common stock pursuant to an equivalent number of warrants that were exercised under the BCP Warrant.

The warrants issued in the Merger (the“Merger warrants”) were valued using the Black-Scholes model with the following assumptions: exercise price of $0.001 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 1.82% (commensurate with the expected life) and dividend yield of 0%.  The total amount of the charges recorded for the Merger warrants was $1,948,237.

We evaluated the Merger warrants as potential free standing derivatives under the criteria in FASB Statement No. 133 - Accounting for Derivative Instruments and Hedging Activities (“FAS 133”), which require that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Merger warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of FAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF Issue No. 00-19 – “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock” (“EITF 00-19”).  We concluded that all of the criteria as outlined in paragraphs 12-32 of EITF 00-19 had been met and that equity classification was appropriate.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Warrant modifications

On January 14, 2009, our board of directors (the “Board”) unanimously authorized the extension from March 31, 2010 to March 31, 2012 of 500,000 warrants that were previously issued to investors. The Board concluded that these warrants would expire prior to the expiration of lockup agreements required by Across America in conjunction with the Merger.  The warrants that were extended by this resolution are exercisable at $1.10 per share, and include 80,000 purchased by an outside director of the Company and 5,000 purchased by the former CEO, President and director of the Company.

Also extended were 257,500 warrants issued to two unaffiliated investors that are exercisable at $1.00 per share, of which 250,000 were extended from May 10, 2010 to May 10, 2012 and 7,500 were extended from June 6, 2010 to June 6, 2012.  Additionally, 30,000 warrants that were originally issued to a consultant and exercisable at $1.00 per share were extended from May 10, 2010 to May 10, 2012.

We accounted for these extensions as modifications to the original warrant grants as outlined in FAS 123(R).  For the year ended March 31, 2009, we recorded a non-cash charge of $148,155 related to the investor warrants and share-based compensation of $25,843 related to the employee and consultant warrants, calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification.  Both values were calculated using the Black-Scholes model, with the revised exercise price and expected life of the warrant being the only change in the assumptions.

NOTE 3 – PRIVATE PLACEMENT

In conjunction with the Merger and also on March 31, 2009, we closed a private placement securities offering (the “Private Placement”) to four accredited investors.  We issued units, consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock (one warrant purchases one share of common stock) at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share (the “Units”). We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000. The warrants issued to investors in the Private Placement expire March 31, 2014.

The warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at our option. We may execute the Warrant Call by giving to the warrant holder a notice of call upon 20 days written notice (the "Call Notice"). A Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume in excess of 50,000 shares per day for that period of days.

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

We evaluated the Private Placement warrants as potential free standing derivatives under the criteria in FAS 133, which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position.  We concluded that the Private Placement warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of FAS 133.  As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19.  We concluded that all of the criteria as outlined in paragraphs 12-32 had been met and that equity classification was appropriate.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

A summary of the warrants issued in the Merger and the Private Placement is as follows:

Number of Warrants	Exercise Price	Estimated Fair Value Charge Recorded

1,950,000	$0.001	$1,948,237
991,100	$0.25	49,842
3,964,400	$0.50	185,784
2,094,400	$1.00	167,904

8,999,900		$2,351,767

A summary of investor warrant activity for the quarter ended June 30, 2009 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Granted	-
Exercised	(1,400,356)
Forfeited/expired	-

Outstanding, vested and exercisable at June 30, 2009	8,707,044

NOTE 4– RELATED PARTIES AND DEBT OBLIGATIONS

Convertible note payable – related party

On May 30, 2008, we entered into a $25,000 unsecured, convertible debenture agreement with the spouse of a director and related party (the “Bathgate note”). The Bathgate note bears interest at 6%, is convertible into our common stock at $1.00 per share and matures June 30, 2010. As additional consideration, we issued a warrant to purchase 50,000 shares of our common stock at $1.00 per share (the “Bathgate warrant”), which expires on June 30, 2013.  In addition, this warrant included a reset provision, which provided, that if we issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price. This reset provision pertained to any new investment made prior to December 31, 2008 and expired effective with the completion of the Private Placement.

We concluded that the Bathgate note met the definition of “conventional convertible debt,” as defined in EITF 00-19 and affirmed in EITF Issue No. 05-2 – “Meaning of ‘Conventional Convertible Debt Instrument’ in Issue No. 00-19),” as the note holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the Company).  Further, we concluded that the conversion option of the Bathgate note represented an embedded derivative as defined in FAS 133 and was indexed to the Company’s common stock. Therefore, we concluded that the conversion feature of the Bathgate note did not meet the definition of a derivative under FAS 133 and did not require separate accounting from the debt instrument.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

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

We concluded that the conversion feature in the Bathgate note met the definition of a “beneficial conversion feature” as outlined in EITF Issue No. 98-5 “Accounting for Convertible Securities With Beneficial Conversion Features or Contingently Adjustable Conversion Features (“EITF 98-5”) and EITF Issue No. 00-27 - Application of Issue No.  98-5 to Certain Convertible Instruments (“EITF 00-27”). The amount of proceeds allocated to the Bathgate note was $10,170 (calculated as the $25,000 principal less the discount related to the value assigned to the Bathgate warrants of $14,830 per above), which resulted in an effective conversion price of $0.41 per share and an intrinsic value of $0.59 per share (calculated as $1.00 conversion price less $0.41 effective conversion price). Therefore, the value assigned to the beneficial conversion feature was $10,170, which represented the initial amount allocated to the Bathgate note, and was recorded as an additional debt discount to the note with a corresponding credit to additional paid-in capital. In accordance with EITF 98-5, the amount recorded for the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible instrument of $10,170.  This resulted in a full discount offset to the $25,000 principal balance, or an initial carrying value of the Bathgate note of $-0-.  We are amortizing the discount over the life of the note and recorded $3,000 of accretion expense for the quarter ended June 30, 2009.

We evaluated the Bathgate warrant as a potential free standing derivative under the criteria in FAS 133, and concluded that it was indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in paragraph 11(a) of FAS 133. As further required, we reviewed the requirements for equity classification contained in paragraphs 12-32 of EITF 00-19. We concluded that all of the criteria had been met and that equity classification was appropriate.

Pursuant to the reset provision described above, on November 6, 2008, the exercise price on the Bathgate warrant was reduced to $0.50 per share with all other terms remaining intact. This reset was a result of a bridge loan entered into on that date with BOCO Investments, LLC (“BOCO”), a related party to Across America. We recorded a charge for the modification of the exercise price on the Bathgate warrant in the amount of $4,531, which was calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification. Both values were calculated using the Black-Scholes model with the revised exercise price being the only difference in the assumptions.

Other obligations

On May 31, 2008, the Chief Executive Officer and President of Apro Bio resigned from these positions. Subsequently on October 1, 2008, the individual resigned as a director of Apro Bio. On March 3, 2009, we entered into a settlement agreement with this individual and agreed to settle any and all claims for a lump sum payment of $45,000 and the issuance of 60,000 shares of our common stock within five business days of the closing of the Merger.  In the quarter ended March 31, 2009, we recorded a charge for share-based compensation related to these shares in the amount of $60,000, based on the fair value of the stock of $1.00 per share.

Employment Agreements

As of March 31, 2008, Apro Bio had employment agreements with its CEO and Executive Vice President requiring minimum annual compensation to each of $150,000 and payment of benefits including car allowance of $600 each per month and reimbursement of health care costs. Both individuals resigned during fiscal year 2009 and there are no obligations outstanding under these agreements. We do not have any contractual employment agreements as of June 30, 2009.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Bacterial Infection License

As of June 30, 2009, our current commitments under our SRA associated with this license were as follows:

Payment 2:         $80,000      on or before July 1, 2009
Payment 3:         $80,000      on or before October 1, 2009
Payment 4:         $81,300      on or before January 1, 2010
           $241,300

Payment 2 was made on July 1, 2009. If the SRA is terminated by us, (which may only be done upon 60 days written notice) for any reason, prior to termination of the license agreement, we may still be required to reimburse UCD for its total actual and reasonable costs incurred for the project through the date of termination, including costs necessary to implement the early termination of the SRA and costs incurred as a result of non-cancellable obligations that may extend beyond the date of such termination.

Pursuant to a stock purchase agreement, which was executed on May 15, 2006 simultaneously with the license agreement and the SRA, during the quarter ended June 2008, we issued to a designee and beneficiary of RUC, University License Equity Holdings, Inc. (“ULEHI”), 20,833 shares of our common stock. In conjunction with the issuance of the license for cell transplant/graft rejection on November 12, 2008, we agreed to amend the terms of the stock purchase agreement with the ULEHI by authorizing the issuance of additional shares of our common stock, calculated at 2% of the fully-diluted outstanding shares of our common stock upon completion of the Merger.  The calculation of these shares included all common shares and common stock purchase warrants issued in connection with the Merger and the Private Placement. In accordance with this provision, we issued 698,939 shares of our common stock to ULEHI. These shares were included in our total outstanding shares of common stock as of March 31, 2009.

As of June 30, 2009, we have no further obligations for common share issuances to RUC under any of the three license agreements.

Viral Infection License

As of June 30, 2009, we had not executed an SRA related to this license.

Cell Transplant/Graft Rejection

As of June 30, 2009, we had not executed an SRA related to this license.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

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

Contributed Rent

For the quarters ended June 30, 2009 and 2008, we utilized, free-of-charge, office space of BCP, a stockholder and a related party. We calculated the value of our approximate utilized office space at $1,260 and $2,100 for the quarters ended June 30, 2009 and 2008, respectively, and recorded non-cash charges for these amounts.

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2008, pursuant to a stock purchase agreement associated with our SRA for our bacterial license, we issued 20,833 shares of our common stock to ULEHI.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

For the quarter ended June 30, 2009, we issued 1,501,453 shares of our common stock pursuant to warrant exercises. A total of 1,175,356 warrants were exercised for $0.001 per share and 200,000 warrants were exercised for $0.01 per share generating $3,175 of cash.  In addition, a total of 126,097 net shares were issued pursuant to cashless provisions of 140,000 warrants exercisable at a weighted average price of $1.09 per share.

NOTE 7 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued common stock purchase warrants on a discretionary basis to employees, directors and outside consultants. We calculate share-based compensation to employees and directors in accordance with the fair-value method prescribed in FAS 123(R). For warrants issued to outside consultants (i.e., non-employees), we calculate share-based compensation under the applicable provisions of FAS 123(R) and EITF 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (“EITF 96-18”). FAS 123(R) requires fair value accounting for equity securities issued to non-employees, and EITF 96-18 specifies the measurement date for recording compensation cost.

For warrants issued in the quarters ended June 30, 2009 and 2008, the fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The expected life was equal to the contractual term, as the majority of all warrants granted had immediate vesting and are not forfeited in the circumstances of disassociation with the Company. Expected volatility was estimated based on comparisons of stock price volatility of “peer group,” publicly-traded companies. The risk-free interest rate was based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the quarters ended June 30, 2009 and 2008, respectively:

	June 30, 2009	June 30, 2008

Expected life (years)	5.0 to 7.0	7.0
Expected volatility	100%	100.5%
Risk-free interest rate	1.86 to 3.37%	2.1 to 3.03%
Dividend yield	0%	0%

Issuances for the quarter ended June 30, 2008

On April 11, 2008, we authorized the issuance of 100,000 common stock purchase warrants to a director for service during the year ended March 31, 2008 (for Apro Utah, prior to the merger with Maxcure). The warrants vested immediately and expire on April 15, 2015 at an exercise price of $1.25. For the three months ended June 30, 2008, we recorded a charge for share-based compensation of $81,528, calculated using the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.03%, and volatility of 100.5%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

On April 15, 2008, we authorized the issuance of an aggregate of 500,000 common stock purchase warrants exercisable at $1.25 and expiring on April 15, 2015 to five directors (100,000 warrants to each) for service for fiscal year 2009. The director warrants vested quarterly during fiscal year 2009, with each tranche vested on the first day of a fiscal quarter.  Our President and CEO subsequently resigned from his capacities as an officer effective May 31, 2008, and as a director on October 1, 2008 and, as result, vested one-half or 50,000 of his warrants. For the three months ended June 30, 2008, we recorded a charge for share-based compensation of $101,910, calculated using the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 100.5%.

Issuances for the quarter ended June 30, 2009

On April 7, 2009, we issued a warrant to our Acting Chief Executive Officer, who is also a director, to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.  Shares under this warrant vest as follows:  200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010.  This warrant expires on April 7, 2016.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation of $176,658, calculated using the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On April 15, 2009, we issued a warrant to our Chief Financial Officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation of $44,165, calculated using the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On April 1, 2009, we issued a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. Shares under this warrant vest as services are provided monthly over one year. This warrant expires on April 1, 2014.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation using the straight-line method over the vesting term of the grant of $17,964, calculated using the following assumptions: exercise price of $1.25, expected life of five years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common in exchange for director services for the fiscal year ended March 31, 2010.  Warrants were granted at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of grant based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share, 2) the limited trading volume and limited public trading duration of our common stock, 3) recent private common stock sale transactions, and 4) the trading lock-up requirement of three years on the majority of our outstanding warrants and common shares.  Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016.  A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

For the three months ended June 30, 2009, we recorded a charge for share-based compensation for the warrants granted to the directors on July 30, 2009 of $250,512, which represented expense for 50,000 warrants that vested as of April 1, 2009 and 25% of the total fair value related to 200,000 warrants that will vest as of March 31, 2010.  As of June 30, 2009, we recorded a corresponding liability in the amount of $250,512 as, prior to June 30, 2009, our Board had informally approved the grant of these warrants as part of the director compensation program and such warrants were compensation for services provided during the quarter ended June 30, 2009; however, the Board did not formally approve the grant of the warrants until July 30, 2009.  Based on the formal Board approval and in our second fiscal quarter ended September 30, 2009, we credited this liability to additional paid in capital.  We calculated the estimated fair value of these warrants using the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%.  For warrants that did not immediately vest, we recorded share-based compensation using the straight-line method over the vesting term of the grant.

Share-based compensation recorded for the quarters ended June 30, 2009 and 2008 was as follows:

	June 30, 2009	June 30, 2008

Employees, former employees and directors	$471,335	$183,438
Outside consultants	17,964	-

	$489,299	$183,438

The weighted average grant date fair value of warrants issued under share-based compensation agreements for the quarters ended June 30, 2009 and 2008 was $1.34 and $0.82 per share, respectively.

A summary of warrant activity related to warrants issued under share-based compensation agreements for the quarter ended June 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	973,000	$1.24
Exercised	(115,000)	$1.09
Forfeited/expired/cancelled	-	-

Outstanding at June 30, 2009	1,908,000	$1.24	5.9	$ 3,360,000

Vested and exercisable at June 30, 2009	1,297,000	$1.23	6.4	$ 2,297,000

(a) Calculated using the estimated fair value of our common stock price as of June 30, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Information May Prove Inaccurate

Some of the information presented in this Quarterly Report on Form 10-Q constitutes “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements include, but are not limited to, statements that include terms such as “may,” “will,” “intend,” “anticipate,” “estimate,” “expect,” “continue,” “believe,” “plan,” or the like, as well as all statements that are not historical facts.  Forward-looking statements are inherently subject to risks and uncertainties that could cause actual results to differ materially from current expectations.  Although we believe our expectations are based on reasonable assumptions within the bounds of our knowledge of our business and operations, there can be no assurance that actual results will not differ materially from expectations.

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009  and the consolidated financial statements contained therein.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the SEC.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Organization

On March 31, 2009, Across America Financial Services, Inc. (“Across America”) completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger) among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, Apro Bio was merged into AAAC, and Apro Bio became a wholly-owned subsidiary of the Company.  On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).

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

Plan of Operation

We intend to commercialize a broad patent portfolio licensed from the as the University of Colorado Denver (“UCD”), formerly known as the University of Colorado Health Sciences Center (“UCHSC”).  A component of these applications involves use of existing FDA approved drugs to treat a variety of bacterial and viral diseases, biohazards and transplant rejection.

We are the licensee of filed, but not yet issued, patents related to composition of matter and method of use for an existing FDA approved drug, Alpha 1-Antitrypsin (“AAT”), for treating organ transplantation, including islet transplantation for the treatment of diabetes and bacterial infections including bacterial pneumonia, tuberculosis and anthrax.  We have also licensed an existing patent for the treatment of viral infection including HIV and influenza.

To date, our business efforts have been largely dedicated in pursuing additional capital in order to continue funding Sponsored Research Agreements (“SRAs”) to further our licensed science for the treatment of bacterial disease, and in funding SRAs for the furtherance of our licensed science for the treatment of viral disease and cell/graft rejection.

We have acquired and plan to acquire and develop existing and novel therapies that we believe have the potential to move through clinical trials quickly.  We also plan to shepherd them through the FDA approval processes and advance them through commercialization.  This core strategy is based on licensing issued patents and patent applications, which will initially involve an existing FDA approved drug that has come off of its initial patents for new and novel uses in treating disorders.

We intend to outsource the normally capital intensive scientific research function to academic research institutions such as UCD, where we currently have an SRA.  This approach would provide a specific scientific budget for us to fund each application, without the possibility of substantial cost overruns being incurred internally. Work contracted with UCD or other research institutions is expected to provide a contractually guaranteed work product, greatly increasing the viability of financial forecasting.  With this approach, we expect to be able to focus on working with the project's lead scientists, overseeing patent application projects and closely managing our corporate overhead.  This approach should allow most of our expenses to be focused on research and development. Future research essential for developing these strategies will be conducted in accordance with the world-wide licensing rights and our existing and pending collaborative SRAs with UCD.

Recent Developments

On March 31, 2009, we closed a $1,870,000 private placement offering to four investors (the “Private Placement”). To date, this is our largest capital raise.  See further discussion under the caption “Liquidity and Capital Resources” under this item.

During the quarter ended June 30, 2009, we refocused our scientific and business initiatives following completion of the Private Placement, which has allowed us the interim financial resources necessary to advance our research and clinical programs and continue the processing of our patent applications with the United States Patent and Trade Office (the “USPTO”).

Bacterial License and Associated Sponsored Research Agreement

The completion of the Private Placement allowed us to continue making payments under our SRA related to this license with UCD.  We are in the third year of payments under this SRA.  Concurrently with this work, we are continuing to pursue our bacterial patent applications with the USPTO as well as international applications.

Viral License and Pending Viral Sponsored Research Agreement

We believe that we are in the late stages of finalizing and executing an SRA with UCD concerning our licensed and issued patent related to the method of use of AAT on viral infection.  We expect that upon consummation of the SRA, we will be obligated to initially expend approximately $55,000 quarterly for a period of two years. Additionally, we are continuing to pursue various other viral patent applications with the USPTO.

Graft Host and Rejection License and Associated Sponsored Research Agreement:

In November 2008, we executed a third license agreement with UCD related to the method of use of AAT to reduce the risk of transplant rejection in patients in need of an organ transplant.  Shortly before we executed this license agreement, scientists associated with Omni published in the “Publications of the National Academy of Sciences” the results of a study disclosing that when islet transplants were conducted in diabetic mice while being administered AAT, the mice did not reject the islet transplants, began to produce insulin, indicating healthy islet activity, and became non-diabetic symptomatically through the tenure of the test.  We presently are in process of negotiating an SRA with UCD on this graft host technology.

Changes in Corporate Officers and Scientific Advisory Board :

During the June 2009 quarter, we appointed Dr. Charles Dinarello as our Acting Chief Executive Officer,  Robert Ogden as our Chief Financial Officer and Edward Larkin as our Chief Operating Officer. Additionally, we added Dr. Eli Lewis to our Scientific Advisory Board.

Results of Operations For the Three Months Ended June 30, 2009 Compared to the Three Months Ended June 30, 2008

The following discussion relates to our operations for the three months ended June 30, 2009 (the “June 2009 quarter”) as compared to the three months ended June 30, 2008 (the “June 2008 quarter”).

For the June 2009 quarter, we reported a net loss of $659,422 compared to a net loss for of $422,202 for the June 2008 quarter, an increase of $237,220. We have not reported any revenue since inception.

General and administrative expenses for the June 2009 quarter were $655,952 and included $489,299 of share-based compensation as compared to $320,365 for the June 2008 quarter, which included $183,438 of share-based compensation. Excluding share-based compensation, general and administrative expenses in the June 2009 quarter increased $29,726 or approximately 22% from the June 2008 quarter. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration and insurance that were incurred in the June 2009 quarter and not incurred in the June 2008 quarter when we were not an SEC reporting company.  These expenses were offset by lower employee related expenses for payroll, payroll taxes, health benefits and travel in the June 2009 quarter versus the June 2008 quarter due to lower headcount in the June 2009 quarter as compared to the June 2008 quarter.

Research and development expenses for the June 2009 quarter were $-0- as compared to $80,000 for the June 2008 quarter as a result of the SRA expense incurred in the June 2008 quarter related to our bacterial license.  We did not enter into any additional SRAs during the June 2009 quarter.

Interest expense, net of interest income, for the June 2009 quarter was $470 as compared to $4 for the June 2008 quarter primarily due to a full quarter’s interest expense on a note payable to a related party in the amount of $25,000 that was entered into in May 2008.  In the June 2009 quarter, we recognized interest income of $404 related to approximately $500,000 of cash generated from our Private Placement that we invested in an interest bearing, money-market account at the end of the quarter.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, the lack of any revenue recognized since inception, our inception to date net losses, which total approximately $8.2 million and include non-cash charges of approximately $5.2 million, and the outstanding and currently anticipated contractual commitments for research and development efforts under any current or anticipated SRAs.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

We enhanced our liquidity with the completion of the Private Placement on March 31, 2009. Under its terms, we sold units, consisting of one share of our common stock and common stock purchase warrants as follows:  one warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock at an exercise price of $0.50 per share and one warrant to purchase one share of our common stock at an exercise price of $1.00 per share (the “Units”).  We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000. In connection with the offering, we paid to Bathgate Capital Partners LLC (“BCP”) a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share.  On April 1, 2009, a related party also converted the principal balance of its $132,000 note in exchange for 600,000 shares of our common stock pursuant to the conversion rights included in the note.

We believe that the cash raised from the Private Placement is sufficient to fund our operations through December 31, 2009, including potential research and development that is in addition to our anticipated new SRAs.  We intend to raise additional financing through equity financings or through other means that we deem necessary, with a view to moving forward and sustaining prolonged growth. However, there is no assurance that we will be successful in raising additional capital on acceptable terms or at all.  Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow. If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and may have to cease operations.

Cash and Cash Flows

Our cash and cash equivalents at June 30, 2009 were $1,062,058 as compared to $1,805,395 at March 31, 2009 and $17,309 at March 31, 2008.  For the quarter ended June 30, 2009, net cash used in operations was $746,512 as compared to net cash used in operations of $31,267 for the quarter ended June 30, 2008. The primary use of cash for the current quarter was for general and administrative expenses (excluding share-based compensation) of approximately $174,000 and a significant decrease from March 31, 2009 to June 30, 2009 of approximately $567,000 in accounts payable, accrued liabilities and amounts due to related parties (which included significant settlement agreements with former officers) as a result of pay-down on these liabilities that had largely been incurred during the first nine months of fiscal year 2009.  The build-up of these liabilities as of March 31, 2009 was a result of the Company having negligible cash on hand during fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms. For the quarter ended June 30, 2008, the primary use of cash was for general and administrative expenses (excluding share-based compensation) and research and development expenses of approximately $207,000, and the primary source of cash was a net increase of approximately $178,000 from March 31, 2008 to June 30, 2008 in the aggregate of accounts payable, accrued liabilities and amounts due to related parties.  The significant increase in these liabilities was attributable to negligible cash on hand during the quarter ended June 30, 2008 as noted above.

For the quarters ended June 30, 2009 and 2008, we did not generate or expend any cash from investing activities. For the quarter ended June 30, 2009, net cash provided by financing activities was $3,175 and was attributable to the exercises of common stock purchase warrants.  For the quarter ended June 30, 2008, net cash provided by financing activities was $25,000 from a note payable executed with a related party.

As a result of completing the Private Placement, we anticipate increasing our research and development activities commensurate with the requirements associated with our pending expected execution of two new SRAs with RUC and the associated expenditure levels that will be required by those agreements.  We presently anticipate that the aggregate annual expenditure levels required by these two pending SRAs will total approximately $550,000 to $650,000 annually, and require that we expend those amounts for a period of two to three years from the date of the agreements. We anticipate that we will execute these agreements in the second half of calendar year 2009.

Furthermore, we continue to incur operating expenses of approximately $60,000 per month, including (a) amounts for salaries and other corporate overhead and (b) legal and accounting fees associated with our patent filings and public company reporting and compliance requirements. Additionally, during the quarter ended September 30, 2009, we expect to incur approximately $60,000 related to our next SRA and approximately $20,000 associated with our registration requirements of the Private Placement.  We expect to continue depleting our working capital until such time, if ever, we successfully sublicense or commercialize our license rights from patent holders.

Director Warrant Issuance

On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common in exchange for director services for the fiscal year ended March 31, 2010.  Warrants were granted at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of grant based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share, 2) the limited trading volume and limited public trading duration of our common stock, 3) recent private common stock sale transactions, and 4) the trading lock-up requirement of three years on the majority of our outstanding warrants and common shares.  Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016.  A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016.

For the three months ended June 30, 2009, we recorded a charge for share-based compensation for the warrants granted to the directors on July 30, 2009 of $250,512, which represented expense for 50,000 warrants that vested as of April 1, 2009 and 25% of the total fair value related to 200,000 warrants that will vest as of March 31, 2010.  As of June 30, 2009, we recorded a corresponding liability in the amount of $250,512 as, prior to June 30, 2009, our Board had informally approved the grant of these warrants as part of the director compensation program and such warrants were compensation for services provided during the quarter ended June 30, 2009; however, the Board did not formally approve the grant of the warrants until July 30, 2009.  Based on the formal Board approval and in our second fiscal quarter ended September 30, 2009, we credited this liability to additional paid-in capital.  We calculated the estimated fair value of these warrants using the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%.  For warrants that did not immediately vest, we recorded share-based compensation using the straight-line method over the vesting term of the grant.

Contractual Obligations

There were no changes in our current material obligations since March 31, 2009.  As of June 30, 2009, our material contractual obligations are payments due under an SRA to the UCD in the amount of $241,300, all of which is due by January 1, 2010 and a note payable to a related party in the amount of $25,000, which is due in June 2010.  On July 1, 2009, we made a payment under the SRA of $80,000.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to the understanding our financial statements are those relating to our use of estimates, to the capitalization of license agreements and the impairment analysis of the capitalized license costs and to the valuation, classification and recording of debt and equity transactions, including those that include common stock purchase warrants.

Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date at the reasonable assurance level.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

As a smaller reporting company, we are not required to provide this information.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2009, we issued 48,000 warrants to purchase our common stock to a consultant as compensation for services to be provided to us.  The warrants are exercisable at $1.25 per share and expire on April 1, 2014.  The warrants were issued under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

On April 7, 2009, we issued 600,000 warrants to purchase our common stock to our Acting CEO and director, Dr. Charles Dinarello, as compensation for services to be provided to us.  The warrants are exercisable at $0.50 per share and expire on April 7, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On April 15, 2009, we issued 50,000 warrants to purchase our common stock to our Chief Financial Officer, Robert Ogden, as compensation for services to be provided to us.  The warrants are exercisable at $0.50 per share and expire on April 15, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On April 16, 2009, we received the consent of majority shareholders, as permitted under the Colorado Business Corporation Act, to take the following corporate actions:

1.  Amend our Articles of Incorporation to change our corporate name from “Across America Financial Services, Inc.” to “Omni Bio Pharmaceutical, Inc.”

2.  Amend our Articles of Incorporation to increase our authorized common shares to 200,000,000 from 50,000,000 and to increase our authorized preferred shares to 5,000,000 from 1,000,000.

A total of 12,501,834 voting shares out of 23,764,567 voting shares, or approximately 52.61% of our outstanding voting shares, approved the corporate actions. Subsequently, we filed a Form 14C Information Statement with the SEC and sent the Information Statement to our shareholders.  We filed Articles of Amendment to our Articles of Incorporation reflecting these changes with the Colorado Secretary of State on May 27, 2009.

Item 5.  Other Information.

None.

- 31

Item 6.  Exhibits.

The exhibits identified below are filed as part of this report:

EXHIBIT #	DESCRIPTION
3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Bylaws (incorporated by reference to Exhibit 3.2 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on June 2, 2009)

4.1	Warrant dated January 12, 2007 for Safe Harbor Business Development Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

July 31, 2009	By: /s/ Charles A. Dinarello, M.D.
Charles A. Dinarello, M.D.
Acting Chief Executive Officer
(Principal Executive Officer)

July 31, 2009	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)