Form 10-Q
period 2009-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2009-10-30
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes[ ] No[ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of October 12, 2009 was 26,794,771.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets – September 30, 2009 (unaudited) and March 31, 2009	3

	Consolidated Statements of Operations – For the three months ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Operations – For the six months ended September 30, 2009 and 2008, and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity (Deficit) – As of and for the six months ended September 30, 2009 (unaudited) and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows – For the six months ended September 30, 2009 and 2008, and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	11

	Notes to Consolidated Financial Statements (unaudited)	13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	27

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	33

Item 4T.	Controls and Procedures.	33

PART II: OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2009	March 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$751,198	$1,805,395
Other current assets	27,678	21,772
Total current assets	778,876	1,827,167

Property and equipment, net	1,490	2,250
Intangible assets, net	69,708	72,300
Total long-term assets	71,198	74,550

TOTAL ASSETS	$850,074	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$115,132	$282,935
Amounts due to UCD under sponsored research agreement	161,300	321,300
Accrued liabilities	40,109	56,817
Accrued compensation and related benefits and taxes	15,250	211,012
Amounts due to related parties	29,125	138,261
Note payable – related party	-	132,000
Total current liabilities	360,916	1,142,325

Note payable – related party, net of discount of $9,000 and $15,000, respectively	16,000	10,000

Total liabilities	376,916	1,152,325

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,794,771 and 23,164,567 shares issued and outstanding, respectively	26,794	23,164
Additional paid-in capital	10,507,566	8,186,704
Deficit accumulated during the development stage	(10,061,202)	(7,460,476)
Total stockholders’ equity	473,158	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$850,074	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2009	2008

Operating expenses:
General and administrative (including share-based compensation of $226,723 and $122,374, respectively)	$444,403	$201,223
License fee – related party	1,495,000	-
Research and development	-	80,000
Total operating expenses	1,939,403	281,223

Loss from operations	(1,939,403)	(281,223)

Non-operating expenses:
Interest income (expense), net	1,099	(518)
Accretion expense on notes payable – related party	(3,000)	(3,000)
Total non-operating expenses	(1,901)	(3,518)

Net loss	$(1,941,304)	$(284,741)

Basic and diluted net loss per share	$(0.07)	$(0.02)

Weighted average shares outstanding – basic and diluted	26,589,678	18,210,295

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) through September 30, 2009
	2009	2008

Operating expenses:
General and administrative (including share-based compensation of $716,022, $305,512 and $2,181,836, respectively)	$1,100,355	$521,588	$4,058,611
License fee – related party	1,495,000	-	1,495,000
Research and development	-	160,000	1,132,497
Charge for common stock issued pursuant to license agreements	-	20,833	763,240
Total operating expenses	2,595,355	702,421	7,449,348

Loss from operations	(2,595,355)	(702,241)	(7,449,348)

Non-operating expenses:
Interest income (expense), net	629	(522)	(60,456)
Accretion expense on notes payable – related party	(6,000)	(4,000)	(47,125)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	-	-	(152,686)
Total non-operating expenses	(5,371)	(4,522)	(2,611,854)

Net loss	$(2,600,726)	$(706,943)	$(10,061,202)

Basic and diluted net loss per share	$(0.10)	$(0.04)

Weighted average shares outstanding – basic and diluted	26,305,926	18,208,701

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)	-	-	10,000,000	10,000	-	-	10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	$-	10,000,000	$10,000	$-	$(2,715)	$7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)	-	-	150,000	150	119,850	-	120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)	-	-	406,000	406	-	-	406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)	-	-	340,000	340	339,660	-	340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)	-	-	30,000	30	29,970	-	30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)	-	-	32,333	32	32,301	-	32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)	-	-	-	-	102,500	-	102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)	-	-	-	-	21,250	-	21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)	-	-	-	-	2,925	-	2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	$-	10,958,333	$10,958	$648,456	$(1,103,388)	$(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	-	-		1,250	-	1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)	-	-	257,500	257	231,493	-	231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718	-	10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)	-	-	-	-	21,915	-	21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)	-	-	-	-	490,150	-	490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)	-	-	-	-	18,033	-	18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)	-	-	-	-	109,680	-	109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)	-	-	-	-	52,860	-	52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)	-	-	500,000	500	9,500	-	10,000
Contributed rent	-	-			10,080	-	10,080
Net loss	-	-				(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)	-	-	6,462,900	6,463	931,778	-	938,241

Balances at March 31, 2008	-	$-	18,189,462	$18,189	$2,535,913	$(2,915,955)	$(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)	-	-	719,772	720	719,052	-	719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)	-	-	-	-	550,555	-	550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)	-	-	-	-	25,000	-	25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)	-	-	-	-	31,125	-	31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)	-	-	-	-	1,696	-	1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)	-	-	-	-	148,155	-	148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)	-	-	-	-	79,696	-	79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)	-	-	110,000	110	109,890	-	110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)	-	-	1,870,000	1,870	1,755,930	-	1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)	-	-	-	-	1,948,237	-	1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)	-	-	-	-	403,350	-	403,350
Contributed rent	-	-			5,880		5,880
Net loss	-	-				(4,544,521)	(4,544,521)
Common stock issued in reverse merger	-	-	2,275,333	2,275	(127,775)		(125,500)
Balances at March 31, 2009	-	$-	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392

Conversion of related party note payable into common stock (April 2009 at $0.22 per share)	-	-	600,000	600	131,400	-	132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)	-	-	1,375,356	1,375	1,800	-	3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)	-	-	126,097	126	(126)	-	-
Share-based compensation related to common stock purchase warrants (April 2009 at estimated weighted-average fair value of $0.87 per share)	-	-	-	-	238,787	-	238,787
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)	-	-	774,644	775	-	-	775

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity(Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.47 per share)	-	-	485,387	485	(485)	-	-
Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)	-	-	268,720	269	(269)	-	-
Share-based compensation related to common stock purchase warrants (July and August 2009 at estimated weighted average fair value of $2.51 per share)	-	-	-	-	477,235	-	477,235
Common stock purchase warrant issued to related party for license fee	-	-	-	-	1,470,000	-	1,470,000
Contributed rent	-	-	-	-	2,520	-	2,520
Net loss	-	-	-	-		(2,600,726)	(2,600,726)
Balances at September 30, 2009 (Unaudited)	-	-	26,794,771	$26,794	$10,507,566	$(10,061,202)	$473,158)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) Through September 30, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,600,726)	$(706,943)	$(10,061,202)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license – related party	1,470,000	-	1,470,000
Common stock issued pursuant to license agreements	-	20,833	763,240
Share-based compensation	716,022	305,812	2,181,836
Accretion expense – related parties	6,000	4,000	47,125
Charge for warrants issued in merger transaction - related parties	-	-	1,948,237
Charge for warrants issued in private placement transaction - related parties	-	-	403,350
Charges for modifications to warrants	-	-	152,686
Depreciation and amortization	3,352	1,931	13,679
Contributed rent	2,520	3,361	18,480
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(5,906)	-	(29,777)
Accounts payable	(167,803)	33,759	271,327
Amounts due to UCD under sponsored research agreement	(160,000)	160,000	161,300
Accrued liabilities and accrued compensation and related benefits and taxes	(212,470)	106,121	(256,465)
Amounts due to related parties	(109,136)	31,190	233,007
Net cash used in operating activities	(1,058,147)	(39,936)	(2,680,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash used in investing activities	-	-	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	-	-	2,499,055
Proceeds from the issuance of notes payable to related party	-	25,000	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	3,950	-	13,950
Net cash provided by financing activities	3,950	25,000	3,463,005

Net increase (decrease) in cash and cash equivalents	(1,054,197)	(14,936)	751,198
Cash and cash equivalents at beginning of period	1,805,395	17,309	-
Cash and cash equivalents at end of period	$751,198	$2,373	$751,198

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) Through September 30, 2009
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,750	$-	$1,750
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable – related party converted to common stock	$132,000	$-
Issuance of common stock pursuant to cashless exercises of warrants	$880	$-
Discount on convertible note - related party	$-	$25,000

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

From inception, we have been engaged in the sponsoring of research and development programs conducted by UCD and one other academic/research institution.  Pursuant to two existing license agreements with the Regents of the University of Colorado (“RUC”), we have entered into one Sponsored Research Agreement (“SRA”) related to a pending patent for the treatment of bacterial infection utilizing Alpha 1-Antitrypsin (“AAT”) dated May 15, 2006, and are obligated to enter into additional SRAs under our license agreement dated March 31, 2008 for methods of use of an issued patent related to the treatment of HIV (human immunodeficiency virus).  On November 12, 2008, we executed a third license agreement with RUC, which involves patent applications for methods of use of AAT for potential use in organ/graft transplantation rejection.  We are also obligated to enter into an additional SRA under this license agreement.  To date, we have not generated any revenues from our operations.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganizations and mergers; and obtaining various rights, license agreements and a research and development agreement. We have incurred net losses since inception, and as of September 30, 2009, had a deficit accumulated from inception of $10.1 million, which included total non-cash charges from inception of approximately $7.0 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Management recognizes that we must likely generate additional cash resources by December 31, 2009 to enable us to continue operations. We intend to raise additional financing through equity financings or through other means that we deem necessary.  However, there is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow in the near term or at all. If we are unable to raise additional capital and ultimately unable to achieve profitable operations and positive cash flows, we will not be able to meet our obligations and may have to cease operations.

Codification of US GAAP

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued Statement No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, hereafter referred to as Accounting Standards Codification (the “Codification,” or “ASC Topic 105”).  ASC Topic 105 is the sole source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification are nonauthoritative. Following the adoption of the Codification, the FASB will issue Accounting Standards Updates, which the FASB will not consider as authoritative in their own right, but which will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC Topic 105 effective with our consolidated financial statements as of September 30, 2009.  The adoption of ASC Topic 105 did not have a material impact on our consolidated financial statements.

Share-based Compensation

We account for share-based compensation under FASB ASC Topic 718 Compensation – Stock Compensation (“ASC Topic 718”).  ASC Topic 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date.  ASC Topic 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period).  We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with FASB ASC Topic 260 Earnings per Share, any shares issuable for little or no cash consideration are considered outstanding shares and are included in the calculation of the weighted average number of common shares. Accordingly, for the six months ended September 30, 2009, the weighted average number of common shares outstanding included 200,000 and 2,150,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.

Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares had been issued. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in these consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  For the three and six months ended September 30, 2009, potentially dilutive securities were comprised of 9,730,500 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable.  For the three and six months ended September 30, 2008, potentially dilutive securities were comprised of 1,050,000 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable.

Recently Issued Accounting Pronouncements (Not Effective as of the Date of Adoption of the FASB Codification)

The following FASB accounting standards shall remain authoritative until such time that each is integrated into the Codification:  (1) FASB Statement No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140 (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”)

In June 2009, the FASB issued FAS 166.  The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited.  FAS 166 must be applied to transfers occurring on or after the effective date.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

In June 2009, the FASB issued FAS 167.  The objective of FAS 167 is to improve financial reporting by enterprises involved with variable interest entities, in particular to address:  (1) the effects on certain provisions of FASB ASC Topic 810 (“ASC Topic 810”), as a result of the elimination of the qualifying special-purpose entity concept in FAS 166 and (2) constituent concerns about the application of certain key provisions of ASC Topic 810, including those in which the accounting and disclosures do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The adoption of this statement is not expected to have a material impact on our consolidated financial statements.

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

As a condition to the Merger, Apro Bio authorized the issuance of a warrant to an affiliate of Across America to purchase 200,000 shares of Apro Bio’s common stock at an exercise price of $0.001 per share. This warrant was exercised on June 29, 2009.  In connection with the Merger, Across America paid an advisor fee to Bathgate Capital Partners, LLC (“BCP”) in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share (the “Advisor Warrants”).  During the six months ended September 30, 2009, all of the Advisor Warrants were exercised and we issued 1,750,000 shares of our common stock pursuant to those exercises.

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

We evaluated the Merger Warrants as potential free standing derivatives under the criteria in FASB ASC Topic 815 Derivatives and Hedging (“ASC Topic 815”), which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Merger Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC Topic 815.  As further required, we reviewed the requirements for equity classification contained in ASC Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

Warrant Modifications

On January 14, 2009, our board of directors (the “Board”) unanimously authorized the extension from March 31, 2010 to March 31, 2012 of 500,000 warrants that were previously issued to investors. The Board concluded that these warrants would expire prior to the expiration of lockup agreements required by Across America in conjunction with the Merger.  The warrants that were extended by this resolution are exercisable at $1.10 per share, and include 80,000 warrants purchased by an outside director of the Company and 5,000 warrants purchased by the former CEO, President and director of the Company.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

We accounted for these extensions as modifications to the original warrant grants as outlined in ASC Topic 718.  For the year ended March 31, 2009, we recorded a non-cash charge of $148,155 related to the investor warrants and share-based compensation of $25,843 related to the employee and consultant warrants, calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification.  Both values were calculated using the Black-Scholes model, with the revised exercise price and expected life of the warrant being the only change in the assumptions.

NOTE 3 – PRIVATE PLACEMENT

In conjunction with the Merger and also on March 31, 2009, we closed a private placement securities offering (the “Private Placement”) to four accredited investors. We issued units, consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock (one warrant purchases one share of common stock) at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share (the “Units”). We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000.  The warrants (the “Investor Warrants”) issued to investors in the Private Placement expire March 31, 2014.

The Investor Warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at our option. We may execute the Warrant Call by giving to the warrant holder a notice of call upon 20 days written notice (the "Call Notice"). A Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume in excess of 50,000 shares per day for that period of days.

In connection with the offering, we paid to BCP a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share. We recorded a charge related to the issuance of these warrants (the “Placement Agent Warrants”) in the amount of $403,350 as calculated using the Black-Scholes model.

We evaluated both the Investor Warrants and the Placement Agent Warrants (collectively, the “Private Placement Warrants”) as potential free standing derivatives under the criteria in ASC Topic 815, which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position.  We concluded that the Private Placement warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC Topic 815.  As further required, we reviewed the requirements for equity classification contained in ASC Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

A summary of the warrants issued in the Merger and the Private Placement is as follows:

Number of Warrants	Exercise Price	Estimated Fair Value Charge Recorded

1,950,000	$ 0.001	$ 1,948,237
991,100	$ 0.25	49,842
3,964,400	$ 0.50	185,784
2,094,400	$ 1.00	167,904

8,999,900		$ 2,351,767

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

We concluded that the Bathgate Note met the definition of “conventional convertible debt,” as defined in ASC Topic 815, as the note holder may only realize the value of the conversion option by converting the note and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the Company).  Further, we concluded that the conversion option of the Bathgate Note represented an embedded derivative as defined in ASC Topic 815 and was indexed to the Company’s common stock. Therefore, we concluded that the conversion feature of the Bathgate note did not meet the definition of a derivative under ASC Topic 815 and did not require separate accounting from the debt instrument.

In accordance with FASB ASC Topic 470-20, Debt with Conversion and Other Options (“ASC Topic 470-20”), we allocated the cash proceeds received to both the Bathgate Note and Bathgate Warrants based on relative fair values of each. We valued  the warrant using the Black-Scholes model with the following assumptions:  exercise price of $1.00 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 95%, risk-free interest rate of 2.45% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the Bathgate Warrant was $14,830 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the Bathgate Note.

We further concluded that the conversion feature in the Bathgate Note met the definition of a “beneficial conversion feature” as outlined in ASC Topic 470-20.  The amount of proceeds allocated to the Bathgate Note was $10,170 (calculated as the $25,000 principal less the discount related to the value assigned to the Bathgate Warrants of $14,830 per above), which resulted in an effective conversion price of $0.41 per share and an intrinsic value of $0.59 per share (calculated as $1.00 conversion price less $0.41 effective conversion price). Therefore, the value assigned to the beneficial conversion feature was $10,170, which represented the initial amount allocated to the Bathgate Note, and was recorded as an additional debt discount to the note with a corresponding credit to additional paid-in capital. In accordance with ASC Topic 470-20, the amount recorded for the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible instrument of $10,170.  This resulted in a full discount offset to the $25,000 principal balance of the note, or an initial carrying value of $-0-.  We are accreting the discount over the life of the note.

We also evaluated the Bathgate Warrant as a potential free standing derivative under the criteria in ASC Topic 815, and concluded that it was indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC Topic 815. As further required, we reviewed the requirements for equity classification contained in ASC Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Other Obligations

On May 31, 2008, the Chief Executive Officer and President of Apro Bio resigned from these positions and on October 1, 2008, resigned as a director of Apro Bio.  On March 3, 2009, we entered into a settlement agreement with this individual and agreed to settle any and all claims for a lump sum payment of $45,000 and the issuance of 60,000 shares of our common stock within five business days of the closing of the Merger.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

License Agreement with Bio Holding, Inc.

We entered into a license agreement with Bio Holding, Inc. (“Bio Holding”), effective September 28, 2009 (the “Effective Date”), pursuant to which we obtained an exclusive license (the “License Agreement”) to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”).  We may not sublicense, assign or otherwise transfer its rights in the Licensed Technology without the prior written consent of Bio Holding.  In addition, we have a right of first refusal to license any intellectual property owned by Bio Holding that is not part of the License Agreement.  Dr. Leland Shapiro, who is the beneficial owner of approximately 14.4% of our common stock, is the majority shareholder of Bio Holding.

In consideration for the License Agreement, we are obligated to pay Bio Holding within 60 days from the Effective Date license fees of $25,000 and we issued to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The warrants expire on September 28, 2014 and contain a cashless exercise provision.  Such warrants were subject to the execution of a subscription and lock-up agreement by the minority shareholder that will restrict the sale or transfer of the underlying shares until March 31, 2011.  We estimated the fair value of the warrants at $1,470,000, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00 expected life of five years, assumed stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%.  The total value ascribed to this license agreement was $1,495,000, and we expensed this amount for the three months ended September 30 2009.

We are obligated to pay royalties to Bio Holding of (i) four percent (4%) of the gross revenues from the sale or use of the Licensed Technology and (ii) thirty percent (30%) of the gross revenues from sublicensing of the Licensed Technology.  We also agreed to enter into a sponsored research agreement with UCD for $88,000 within 30 days from the Effective Date for the benefit of Dr. Leland Shapiro’s laboratory.

The term of the License Agreement expires upon the expiration date of the last patent underlying the Licensed Technology.  The License Agreement may be terminated only upon the material breach of the terms and conditions of the License Agreement by the other party, subject to a 30 day cure period.  During the term of the License Agreement, we will bear all expenses related to filing, prosecuting and maintaining the patents and patent applications underlying the Licensed Technology, including, but not limited to, expenses related to divisional, continuation-in-part patent applications and foreign filings.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Bacterial Infection License

As of September 30, 2009, our current commitments under our SRA associated with this license were as follows:

Payment 3:	$80,000	October 1, 2009
Payment 4:	$81,300	January 1, 2010
	$161,300

If the SRA is terminated by us (which may only be done upon 60 days written notice) for any reason prior to termination of the license agreement, we may still be required to reimburse UCD for its total actual and reasonable costs incurred for the project through the date of termination, including costs necessary to implement the early termination of the SRA and costs incurred as a result of non-cancellable obligations that may extend beyond the date of such termination.

Pursuant to a stock purchase agreement, which was executed on May 15, 2006 simultaneously with the license agreement and the SRA, during the quarter ended June 30, 2008, we issued to a designee and beneficiary of RUC, University License Equity Holdings, Inc. (“ULEHI”), 20,833 shares of our common stock. In conjunction with the issuance of the license for cell transplant/graft rejection on November 12, 2008, we agreed to amend the terms of the stock purchase agreement with ULEHI by authorizing the issuance of additional shares of our common stock, calculated at 2% of the fully-diluted outstanding shares of our common stock upon completion of the Merger.  The calculation of these shares included all common shares and common stock purchase warrants issued in connection with the Merger and the Private Placement. In accordance with this provision, we issued 698,939 shares of our common stock to ULEHI.

We have no further obligations for common share issuances to ULEHI under any of the three license agreements.

Viral Infection License

As of September 30, 2009, we had not executed an SRA related to this license.

Cellular Transplant/Graft Rejection

As of September 30, 2009, we had not executed an SRA related to this license.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Future royalty payments under license agreements are summarized below:

License Date	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties	Sublicense Royalties

May 15, 2006	Bacterial	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplant / Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1) Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2) Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3) Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4) Payable to Bio Holding.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Contributed Rent

We utilize, free-of-charge, office space of BCP, a shareholder and related party. We calculated the value of our approximate utilized office space at $1,260 for each of the quarters ended June 30 and September 30, 2009 and $2,100 for each of the quarters ended June 30, and September 30, 2008, and recorded non-cash charges for these amounts in the respective periods.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – STOCKHOLDERS’ EQUITY

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

For the quarter ended June 30, 2009, we issued 600,000 shares of our common stock pursuant to the conversion of a note payable to a related party and 1,501,453 shares of our common stock pursuant to warrant exercises. A total of 1,175,356 warrants were exercised for $0.001 per share and 200,000 warrants were exercised for $0.01 per share generating $3,175 of cash.  In addition, we issued 126,097 shares of common stock pursuant to cashless exercise provisions of 140,000 warrants exercisable at a weighted-average price of $1.09 per share.

For the quarter ended September 30, 2009, we issued 1,528,751 shares of our common stock pursuant to warrant exercises.  A total of 774,644 warrants were exercised for $0.001 per share for cash proceeds of $775.  In addition, we issued 754,107 shares of common stock pursuant to cashless exercise provisions of 794,900 warrants exercisable at a weighted-average price of $0.43 per share.

A summary of investor warrant activity for the six months ended September 30, 2009 is as follows:
Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Granted (Note 5)	650,000
Exercised	(2,969,900)
Forfeited/expired	-

Outstanding, vested and exercisable at September 30, 2009	7,787,500

NOTE 7 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued common stock purchase warrants on a discretionary basis to employees, directors and outside consultants. We calculate share-based compensation to employees and directors in accordance with the fair-value method prescribed in FASB Topic 718. For warrants issued to outside consultants (i.e., non-employees), we calculate share-based compensation under the applicable provisions of ASC Topic 718 and FASB ASC Topic 505-50 Equity-Based Payments to Non-Employees (“ASC Topic 505-50”).   ASC Topic 718  requires fair value accounting for equity securities issued to non-employees, and ASC Topic 505-50 specifies the measurement date for recording compensation cost.

For warrants issued in the six months ended September 30, 2009 and 2008, the fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The expected life was equal to the contractual term, as the majority of all warrants granted are not forfeited in the circumstances of disassociation with the Company. Expected volatility was estimated based on comparisons of stock price volatility of “peer group” publicly-traded companies. The risk-free interest rate was based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the six months ended September 30, 2009 and 2008, respectively:

	September 30, 2009	September 30, 2008

Expected life (years)	5.0 to 7.0	7.0
Expected volatility	100%	100.5%
Risk-free interest rate	1.86 to 3.37%	2.1 to 3.03%
Dividend yield	0%	0%

Issuances for the Six Months Ended September 30, 2008

On April 11, 2008, we authorized the issuance of 100,000 common stock purchase warrants to a director for service during the year ended March 31, 2008 (for Apro Utah, prior to the merger with Maxcure). The warrants vested immediately and expire on April 15, 2015 at an exercise price of $1.25. We valued these warrants at $81,528 using the Black-Scholes model with the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.03%, and volatility of 100.5%.

On April 15, 2008, we authorized the issuance of an aggregate of 500,000 common stock purchase warrants exercisable at $1.25 and expiring on April 15, 2015 to five directors (100,000 warrants to each) for service for fiscal year 2009. These warrants vested quarterly during fiscal year 2009, with each tranche vested on the first day of a fiscal quarter.  We valued these warrants at $407,640 using the Black-Scholes model with the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.1%, and volatility of 100.5%.  Our former President and CEO resigned from his capacities as an officer effective May 31, 2008, and as a director on October 1, 2008 and, as result, vested one-half or 50,000 of his warrants.

On August 6, 2008, we authorized the issuance of 75,000 common stock purchase warrants exercisable at $1.25 and expiring on August 6, 2015 to a director for service through March 31, 2009.  The warrants vested quarterly beginning with the quarter ended September 30, 2009, with each tranche vested on the first day of a fiscal quarter. We valued these warrants at $61,392 using the Black-Scholes model with the following assumptions: exercise price of $1.25 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 3.55%, and volatility of 100.0%.

Issuances for the Six Months Ended September 30, 2009

On April 7, 2009, we issued a warrant to our Acting Chief Executive Officer, who is also a director, to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.  Shares under this warrant vest as follows:  200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010.  We are recognizing share-based compensation using the straight-line method over the vesting term of the grant.  This warrant expires on April 7, 2016.  We valued these warrants at $529,975 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On April 15, 2009, we issued a warrant to our Chief Financial Officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016.  We valued this warrant at $44,165 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

On April 1, 2009, we issued a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009.  This warrant expires on April 1, 2014.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation using the straight-line method over the vesting term of the grant of $17,964, We valued this warrant at $35,927 using the Black-Scholes model with the following assumptions: exercise price of $1.25, expected life of five years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”).  The Director Warrants were granted at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of grant based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share, 2) the limited trading volume and limited public trading duration of our common stock, 3) recent private common stock sale transactions, and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock.  Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016.  A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016.

We valued these warrants at $688,908 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation and a liability for accrued compensation in the amount of $250,512 for director services provided during the quarter.  The amount of the charge represented the estimated fair value of 50,000 Director Warrants that vested as of April 1, 2009 and 25% (based on the straight-line method) of the estimated fair value of 200,000 Director Warrants that will vest as of March 31, 2010.  For the September 2009 quarter and commensurate with formal Board approval on July 30, 2009 of the Director Warrants, we credited the accrued compensation liability of $250,512 to additional paid-in capital.  For the six months ended September 30, 2009, the total share-based compensation charge and credit to additional paid in capital for the Director Warrants was $438,395.

Pursuant to Board approval on July 30, 2009, on August 6, 2009 we issued 50,000 common stock purchase warrants exercisable at $3.00 and expiring on August 6, 2015 to a director for second year of service.  The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $125,256 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.14%, and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Share-based compensation recorded for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008

Employees, former employees and directors	$208,759	$122,374	$680,094	$305,812
Outside consultants	17,964	-	35,928	-

	$226,753	$183,438	$716,022	$305,812

The weighted average grant date fair value of warrants issued under share-based compensation agreements for the six months ended September 30, 2009 and 2008 was $1.39 and $0.82 per share, respectively.

A summary of warrant activity related to warrants issued under share-based compensation agreements for the six months ended September 30, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	1,023,000	$1.33
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	-	-

Outstanding at September 30, 2009	1,943,000	$1.29	5.7	$3,330,000

Vested and exercisable at September 30, 2009	1,293,000	$1.16	6.3	$2,330,000

(a) Calculated using the estimated fair value of our common stock price as of September 30, 2009.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009  and the consolidated financial statements contained therein, as well as those set forth in Part II. – Item 1A of this quarterly report.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the SEC.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

Organization

On March 31, 2009, Across America Financial Services, Inc. (“Across America”) completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger”), among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, Apro Bio was merged into AAAC, and Apro Bio became a wholly-owned subsidiary of the Company.  On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).

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

Plan of Operation

We intend to commercialize a broad patent portfolio licensed from the as the University of Colorado Denver (“UCD”), formerly known as the University of Colorado Health Sciences Center (“UCHSC”).  A component of these applications involves use of existing FDA approved drugs to treat a variety of bacterial and viral diseases, and transplant rejection in a subject.

We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha 1-Antitrypsin (“AAT”), for treating transplantation rejection, including islet cell transplantation for the treatment of diabetes, and treating bacterial infections including bacterial pneumonia, tuberculosis and anthrax.  We have also licensed an existing patent for the treatment of HIV, and licensed patent applications for the treatment of other viral-associated disorders including influenza.

To date, our business efforts have been largely dedicated to pursue additional capital in order to continue funding Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disease treatments, and in funding SRAs for the furtherance of our licenses regarding viral disease treatment and cellular transplantation/graft rejection.

We have licensed and plan to further develop novel therapies for the treatment of medical conditions that we believe have the potential to move through clinical trials quickly.  We also plan to shepherd these novel therapeutic applications through the FDA approval processes and advance them through commercialization.  This core strategy is based on licensing issued patents and patent applications, partially directed to the use of an existing FDA approved drug that has come off of its initial patents for new and novel uses in treating disorders.

We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD, where we currently have one SRA.  This approach provides a specific scientific budget for funding each application, without the possibility of substantial cost overruns being incurred internally. Work contracted with UCD or other research institutions is expected to provide a contractually guaranteed work product, greatly increasing our ability for financial forecasting.  With this approach, we expect to be able to focus on working with each project's lead scientists, overseeing patent application projects and closely managing our corporate overhead.  This approach should allow most of our expenses to be focused on research and development. Future research essential for developing these strategies will be conducted in accordance with our world-wide licensing rights and our existing and pending collaborative SRAs with UCD.

Recent Developments

On March 31, 2009, we closed a $1,870,000 private placement offering to four investors (the “Private Placement”). To date, this is our largest capital raise.  See further discussion under the caption “Liquidity and Capital Resources” under this item.

During the quarter ended September 30, 2009, we refocused our scientific and business initiatives following completion of the Private Placement, which has allowed us the interim financial resources necessary to advance our research and clinical programs and continue the processing of our patent applications with the United States Patent and Trade Office (the “USPTO”) and other foreign patent jurisdictional offices.

Clinical Trial on Type I Diabetes

We are presently awaiting the approval of a protocol related to a proposed trial of AAT on patients diagnosed with Type I diabetes that was submitted to the regional Institutional Review Board (“IRB”) at a unit of the University of Colorado-Denver-Anschutz Medical Campus.  If we receive IRB approval, we anticipate that we will file with the FDA an Investigational New Drug Application (“IND”) for the use of AAT on Type I diabetes and sponsor a clinical trial.

An IND is a request for authorization from the FDA to administer an investigational drug or biological product to humans.  AAT has received prior FDA approval as a biological treatment of emphysema.  There is no assurance that the FDA will approve this clinical trial, and if the clinical trial is successful, there is no assurance that we will obtain FDA approval for the use of AAT to treat Type I diabetes in humans.

Bacterial License and Associated Sponsored Research Agreement

We are in the third year of payments under this SRA.  Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the USPTO as well as international offices.

Viral License and Viral Sponsored Research Agreement

We are currently negotiating an SRA related to our licensed and issued patent related to AAT and novel compositions for treating viral-related disorders.  We expect that upon consummation of the SRA, we will be obligated to expend approximately $55,000 quarterly for a period of two years.  We are presently pursuing additional financing to fund this SRA.  Additionally, we are continuing to pursue patent rights based on our patent applications directed to treating disorders with the USPTO.

Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement:

We are presently pursuing additional financing prior to executing an SRA related to this license.

License Agreement with Bio Holding, Inc.

We entered into a license agreement with Bio Holding, Inc. (“Bio Holding”), effective September 28, 2009 (the “Effective Date”), pursuant to which we obtained an exclusive license (the “License Agreement”) to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”).  We may not sublicense, assign or otherwise transfer its rights in the Licensed Technology without the prior written consent of Bio Holding.  In addition, we have a right of first refusal to license any intellectual property owned by Bio Holding that is not part of the License Agreement.  Dr. Leland Shapiro, who is the beneficial owner of approximately 14.4% of our common stock, is the majority shareholder of Bio Holding.

In consideration for the License Agreement, we are obligated to pay Bio Holding within 60 days from the Effective Date license fees of $25,000 and issued to issue to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The warrants expire on September 28, 2014 and contain a cashless exercise provision.  Such warrants were issued subject to the execution of a subscription and lock-up agreement by the minority shareholder that will restrict the sale or transfer of the underlying shares until March 31, 2011.  We estimated the fair value of the warrants at $1,470,000, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00 expected life of five years, assumed stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%.  The total value ascribed to this license agreement was $1,495,000, and we expensed this amount for the three months ended September 30 2009.

We are obligated to pay royalties to Bio Holding of (i) four percent (4%) of the gross revenues from the sale or use of the Licensed Technology and (ii) thirty percent (30%) of the gross revenues from sublicensing of the Licensed Technology.  We also agreed to enter into a sponsored research agreement with UCD for $88,000 within 30 days from the Effective Date for the benefit of Dr. Leland Shapiro’s laboratory.

The term of the License Agreement expires upon the expiration date of the last patent underlying the Licensed Technology.  The License Agreement may be terminated only upon the material breach of the terms and conditions of the License Agreement by the other party, subject to a 30 day cure period.  During the term of the License Agreement, we will bear all expenses related to filing, prosecuting and maintaining the patents and patent applications underlying the Licensed Technology, including expenses, but not limited to, related to divisional, continuation-in-part patent applications and foreign filings.

Results of Operations For The Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008

For the three months ended September 30, 2009 (the “September 2009 quarter”), we reported a net loss of $1,941,304 as compared to a net loss of $284,741 for the three months ended September 30, 2008 (the “September 2008 quarter”), an increase of $1,656,563. We have not reported any revenue since inception.

General and administrative expenses for the September 2009 quarter were $444,403, which included $226,723 of share-based compensation, as compared to $201,223 for the September 2008 quarter, which included $122,374 of share-based compensation. Excluding share-based compensation, general and administrative expenses in the September 2009 quarter increased $138,831 or approximately 176% from the September 2008 quarter.  This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in the September 2009 quarter and not incurred in the September 2008 quarter when we were not an SEC reporting company.  Also for the September 2009 quarter, we had increases in consulting and scientific advisory expenses as compared to September 2008 quarter.

For the September 2009 quarter, we executed a license agreement with a related party.  The total value ascribed to the license agreement was $1,495,000, and this amount was expensed during the September 2009 quarter.

Research and development expenses for the September 2009 quarter were $-0- as compared to $80,000 for the September 2008 quarter as a result of the SRA expense incurred in the September 2008 quarter related to our bacterial license.  We did not enter into any additional SRAs during the September 2009 quarter.

Interest income, net of interest expense, for the September 2009 quarter was $1,099 and was primarily comprised of interest income of $1,474 from cash invested in an interest bearing, money market account.

Results of Operations For The Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008

For the six months ended September 30, 2009, we reported a net loss of $2,600,726 as compared to a net loss of $706,943 for the six months ended September 30, 2008, an increase of $1,893,783.

General and administrative expenses for the six months ended September 30, 2009 were $1,100,355, which included $716,022 of share-based compensation, as compared to $521,588 for the six months ended September 30, 2008, which included $305,812 of share-based compensation.  Excluding share-based compensation, general and administrative expenses for the six months ended September 30, 2009 increased $168,557 or approximately 78% from the six months ended September 30, 2008.  This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred for the six months ended September 30, 2009 and not incurred for the six months ended September 30, 2008 when we were not an SEC reporting company.  Also for the six months ended September 30, 2009, we had increases in consulting and scientific advisory expenses as compared to the six months ended September 30, 2008.

As noted above, in the September 2009 quarter, we expensed 1,495,000 related to the execution of a license agreement with a related party.

Research and development expenses for the six months ended September 30, 2009 were $-0- as compared to $160,000 for the six months ended September 30, 2008 as a result of the SRA expense incurred for the six months ended September 30, 2008 related to our bacterial license.

Interest income, net of interest expense, for the six months ended September 30, 2009 was $629 and was primarily comprised of interest income of $1,879 from cash invested in an interest bearing, money market account.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, the lack of any revenue recognized since inception, our inception to date net losses, which total approximately $10.0 million and include non-cash charges of approximately $6.9 million, and the outstanding and currently anticipated contractual commitments for research and development efforts under any current or anticipated SRAs.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

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

We believe that the cash raised from the Private Placement is adequate to fund our operations through December 31, 2009.  We intend to raise additional financing through equity financings or through other means that we deem necessary.  However, there is no assurance that we will be successful in raising additional capital on acceptable terms or at all.  Further, even if we raise additional capital, there is no assurance that we will ever achieve profitability or positive cash flow in the near term.  If we are unable to raise additional capital and expected significant revenues do not result in positive cash flow, we will not be able to meet our obligations and may have to cease operations.

Cash and Cash Flows

Our cash and cash equivalents at September 30, 2009 were $751,198 as compared to $1,805,395 at March 31, 2009 and $2,373 at September 30, 2008.  For the six months ended September 30, 2009, net cash used in operations was $1,058,147 as compared to net cash used in operations of $39,936 for the six months ended September 30, 2008. For the six months ended September 30, 2009, the primary uses of cash were for general and administrative expenses (excluding share-based compensation) of approximately $384,000 and a significant decrease from March 31, 2009 to September 30, 2009 of approximately $674,000 in accounts payable, accrued liabilities and amounts due to related parties (excluding the liability accrued to a related party at September 30, 2009 for a warrant issuance).  The significant decrease in these liabilities was a result of a significant pay-down on these liabilities that had largely been incurred during the first nine months of fiscal year 2009 as a result of the Company having negligible cash on hand during fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms. For the six months ended September 30, 2008, the primary use of cash was for general and administrative expenses (excluding share-based compensation) of approximately $216,000, and the primary source of cash was a net increase of approximately $171,000 from March 31, 2008 to June 30, 2008 in the aggregate of accounts payable, accrued liabilities and amounts due to related parties.  The significant increase in these liabilities was attributable to negligible cash on hand during the quarter ended June 30, 2008 as noted above.

For the six months ended September 30, 2009 and 2008, we did not generate or expend any cash from investing activities. For the six months ended September 30, 2009, net cash provided by financing activities was $3,950 and was attributable to the exercises of common stock purchase warrants.  For the six months ended September 30, 2008, net cash provided by financing activities was $25,000 from a note payable executed with a related party.

Contractual Obligations

As previously disclosed under this item, we have an obligation to pay $25,000 under the License Agreement that was effective September 28, 2009, and have a further obligation of $88,000 under an SRA related to the License Agreement.  Payments under this SRA are due within 12 months from the date that the SRA is executed.  As of September 30, 2009, our additional material contractual obligations are payments due under an SRA associated with our bacterial license agreement with UCD in the amount of $161,300, all of which is due by January 1, 2010 and a note payable to a related party in the amount of $25,000, which is due in June 2010.

During the second half of fiscal year 2010, we expect to increase our research and development expenditures commensurate with the requirements associated with anticipated SRAs with UCD in the areas of viral infection and graft host technology.  As of September 30, 2009, we expect that the expenditure levels for these anticipated SRAs will be approximately $780,000 and will be paid over approximately the next 18 to 24 months. We are currently pursuing financing to fund these SRAs obligations over this time period.

Director Warrant Issuance

On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”).  The Director Warrants were granted at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of grant based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share, 2) the limited trading volume and limited public trading duration of our common stock, 3) recent private common stock sale transactions, and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common shares.  Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016.  A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016.

We valued these warrants at $688,908 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation and a liability for accrued compensation in the amount of $250,512 for director services provided during the quarter.  The amount of the charge represented the estimated fair value of 50,000 Director Warrants that vested as of April 1, 2009 and 25% (based on the straight-line method) of the estimated fair value of 200,000 Director Warrants that will vest as of March 31, 2010.  For the three months ended September 30, 2009 and commensurate with formal Board approval on July 30, 2009 of the Director Warrants, we credited the accrued compensation liability of $250,512 to additional paid-in capital.  For the six months ended September 30, 2009, the total share-based compensation charge and credit to additional paid in capital for the Director Warrants was $438,395.

Pursuant to Board approval on July 30, 2009, on August 6, 2009 we issued 50,000 common stock purchase warrants exercisable at $3.00 and expiring on August 6, 2015 to a director for second year of service.  The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $125,256 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.14%, and volatility of 100.0%.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to the understanding of our financial statements are those relating to our use of estimates, to the capitalization of license agreements and the impairment analysis of the capitalized license costs and to the valuation, classification and recording of debt and equity transactions, including those that include common stock purchase warrants.

Our significant accounting policies and estimates are disclosed in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we are not required to provide the information under this item.

Item 4T.  Controls and Procedures.

Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act as of September 30, 2009.  Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date at the reasonable assurance level.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

The following risk factors are in addition to those set forth in our Annual Report on Form 10-K for the year ended March 31, 2009.

We may rely on patents and proprietary rights that may fail to protect our business.

Although we have obtained licenses to use the rights under certain patent applications that have been filed with the U.S Patent and Trademark Office and certain foreign patent offices, we may not be able to obtain the protection necessary to fully cover our proposed activities. Our success will also depend on our ability to operate without infringing the proprietary rights of other parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. There is uncertainty with policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual questions.

We are aware of three major manufacturers of AAT in the United States for other applications.  It is possible that these manufacturers would attempt to sell this therapeutic agent for purposes covered by the rights licensed to us.

We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to participate in interference or opposition proceedings to determine who has priority of the invention. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the technology or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms or at all.

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent matter or related litigation could have a material adverse effect on our ability to compete in the marketplace. If we are unable to obtain a license to patented technology we need, or could only obtain a license on terms we consider to be unacceptable, or if we were unable to design our products or processes to avoid infringement of such patented technology, our business would be harmed.

We are subject to and will become subject to additional financial reporting and other requirements for which our accounting, internal audit and other management systems and resources may not be adequately prepared.

We are subject to and will become subject to additional reporting and other obligations under the Securities Exchange Act of 1934, as amended, including the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  Section 404 requires annual management assessment of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments.  These reporting and other obligations will increasingly place significant demands on our management, administrative, operational, internal audit, tax and accounting resources. We are implementing additional financial and management controls, reporting systems and procedures. If we are unable to accomplish these objectives in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies could be impaired.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 30, 2009, we issued 25,000 warrants to purchase our common stock to Michael Iseman, one of our directors, as compensation for his services as a director.  The warrants are exercisable at $3.00 per share and expire on April 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On July 30, 2009, we issued 50,000 warrants to purchase our common stock to Albert Kramer, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on March 31, 2010 with an exercise price of $3.00 per share.  The warrants expire on April 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On July 30, 2009, we issued 50,000 warrants to purchase our common stock to Steven Bathgate, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on March 31, 2010 with an exercise price of $3.00 per share.  The warrants expire on April 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On July 30, 2009, we issued 50,000 warrants to purchase our common stock to Vicki Barone, one of our directors, as compensation for her services as a director.  The warrants vest and become exercisable on March 31, 2010 with an exercise price of $3.00 per share.  The warrants expire on April 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On July 30, 2009, we issued 50,000 warrants to purchase our common stock to Michael Wort, one of our directors, as compensation for his services as a director.  The warrants are exercisable at $3.00 per share.  Half of the warrants expire on April 1, 2016 and the remaining warrants expire on July 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On July 30, 2009, we issued 50,000 warrants to purchase our common stock to Paul Dragul, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on March 31, 2010 with an exercise price of $3.00 per share.  The warrants expire on April 1, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On August 6, 2009, we issued 50,000 warrants to purchase our common stock to Michael Iseman, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on August 6, 2010 with an exercise price of $3.00 per share.  The warrants expire on August 6, 2016.  The warrants were issued under Section 4(2) of the Securities Act.

On September 28, 2009, we issued 650,000 warrants to purchase our common stock to a minority shareholder of Bio Holding, Inc. (“Bio Holding”) as partial consideration for a license agreement that we entered into with Bio Holding.  Dr. Leland Shapiro, who is the beneficial owner of approximately 14.4% of our common stock, is the majority owner of Bio Holding.  The warrants vested and were exercisable on September 28, 2009 with an exercise price of $3.00 per share.  The warrants expire on September 28, 2014.  The warrants were issued under Section 4(2) of the Securities Act.

During the September 2009 quarter, certain investors and directors exercised common stock purchase warrants under cashless exercise provisions.  The following table represents the net shares surrendered in these cashless warrant exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)

July 1 to July 31, 2009	18,651	$9.51	-	-

August 1 to August 31, 2009	35,308	$13.60	-	-

September 1 to September 30, 2009	1,834	$15.00	-	-

TOTAL	55,793	$12.68	-	-

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

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

10.1	License Agreement by and between Bio Holding, Inc. and Omni Bio Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2009)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #
_________

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

October 30, 2009	By	: /s/ Charles A. Dinarello, M.D.
Charles A. Dinarello, M.D.
Acting Chief Executive Officer

October 30, 2009	By	: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)