Form 10-Q
period 2009-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-02-04
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

(303) 867-3415
(Registrant's telephone number, including area code)

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
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of January 29, 2010 was 27,242,485.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

		Page
Item 1.	Financial Statements.

	Consolidated Balance Sheets – December 31, 2009 (unaudited) and March 31, 2009	3

	Consolidated Statements of Operations – For the three months ended December 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Operations – For the nine months ended December 31, 2009 and 2008, and February 28, 2006 (Inception) through December 31, 2009 (unaudited)	5

	Consolidated Statements of Stockholders’ Equity – As of and for the nine months ended December 31, 2009 (unaudited)	6

	Consolidated Statements of Cash Flows – For the nine months ended December 31, 2009 and 2008, and February 28, 2006 (Inception) through December 31, 2009 (unaudited)	8

	Notes to Consolidated Financial Statements (unaudited)	10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	31

Item 4T.	Controls and Procedures.	31

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.	32

Item 1A.	Risk Factors.	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	32

Item 3.	Defaults Upon Senior Securities.	33

Item 4.	Submission of Matters to a Vote of Security Holders.	33

Item 5.	Other Information.	33

Item 6.	Exhibits.	34

Signature		35

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	December 31, 2009	March 31, 2009
	(Unaudited)
Current assets:
Cash and cash equivalents	$790,292	$1,805,395
Other current assets	16,939	21,772
Total current assets	807,231	1,827,167

Property and equipment, net	1,169	2,250
Intangible assets, net	68,412	72,300
Total long-term assets	69,581	74,550

TOTAL ASSETS	$876,812	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$112,306	$282,935
Amounts due to UCD under sponsored research agreement	81,300	321,300
Accrued liabilities	61,977	56,817
Accrued compensation and related benefits and taxes	7,625	211,012
Amounts due to related parties	4,500	138,261
Note payable – related party	-	132,000
Total current liabilities	267,708	1,142,325

Note payable – related party, net of discount of $6,000 and $15,000, respectively	19,000	10,000

Total liabilities	286,708	1,152,325

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,242,485 and 23,164,567 shares issued and outstanding, respectively	27,242	23,164
Additional paid-in capital	11,985,520	8,186,704
Deficit accumulated during the development stage	(11,422,658)	(7,460,476)
Total stockholders’ equity	590,104	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$876,812	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2009	2008

Operating expenses:
General and administrative (including share-based compensation of $598,142 and $122,372, respectively)	$831,519	$239,952
Research and development	-	81,300
Total operating expenses	831,519	321,252

Loss from operations	(831,519)	(321,252)

Non-operating expenses:
Interest income (expense), net	1,063	(1,321)
Accretion expense on notes payable – related party	(3,000)	(17,386)
Charge for modification to warrant	(528,000)	-
Total non-operating expenses	(529,937)	(18,707)

Net loss	$(1,361,456)	$(339,959)

Basic and diluted net loss per share	$(0.05)	$(0.02)

Weighted average shares outstanding – basic and diluted	27,073,918	18,210,295

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) through December 31, 2009
	2009	2008

Operating expenses:
General and administrative (including share-based compensation of $1,314,164, $428,184 and $2,779,978, respectively)	$1,931,874	$761,540	$4,890,130
License fee – related party	1,495,000	-	1,495,000
Research and development	-	241,300	1,132,497
Charge for common stock issued pursuant to license agreements	-	20,833	763,240
Total operating expenses	3,426,874	1,023,673	8,280,867

Loss from operations	(3,426,874)	(1,023,673)	(8,280,867)

Non-operating expenses:
Interest income (expense), net	1,692	(1,843)	(59,393)
Accretion expense on notes payable – related party	(9,000)	(21,386)	(50,125)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placements – related parties	-	-	(403,350)
Charges for modifications to warrants	(528,000)	-	(680,686)
Total non-operating expenses	(535,308)	(23,229)	(3,141,791)

Net loss	$(3,962,182)	$(1,046,902)	$(11,422,658)

Basic and diluted net loss per share	$(0.15)	$(0.06)

Weighted average shares outstanding – basic and diluted	26,562,854	18,209,234

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2009	-	$-	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		-
Share-based compensation related to issuance of common stock purchase warrants (April 2009 at estimated weighted-average fair value of $0.87 per share)					238,787		238,787
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775	-		775
Common stock purchase warrants exercised cashless by related parties . (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		-
Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	269	(269)		-
Share-based compensation related to issuance of common stock purchase warrants (July and August 2009 at estimated weighted average fair value of $2.51 per share)					477,235		477,235
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $2.26 per share and exercise price of $3.00 per share					1,470,000		1,470,000

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	292	(292)		-
Common stock sold in private placement offering, net of offering costs of $39,000 (December 2009 at $2.50 per unit)			156,000	156	350,844		351,000
Share-based compensation related to issuance of common stock purchase warrants and common stock (October and December 2009 at estimated weighted average fair value of $2.50 per share)					598,142		598,142
Modification to common stock purchase warrants at estimated fair value of $2.11 per share					528,000		528,000
Contributed rent					3,780		3,780
Net loss						(3,962,182)	(3,962,182)

Balances at December 31, 2009 (Unaudited)	-	$-	27,242,485	$27,242	$11,985,520	$(11,422,658)	$590,104

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) Through December 31, 2009
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,962,182)	$(1,046,902)	$(11,422,658)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license – related party	1,470,000	-	1,470,000
Common stock issued pursuant to license agreements	-	20,833	763,240
Share-based compensation	1,314,164	428,184	2,779,978
Accretion expense – related parties	9,000	21,386	50,125
Charge for warrants issued in merger transaction - related parties	-	-	1,948,237
Charge for warrants issued in private placement transactions - related parties	-	-	403,350
Charges for modifications to warrants	528,000	-	680,686
Depreciation and amortization	4,969	3,895	15,296
Contributed rent	3,780	4,620	19,740
Other non-cash credit	-	(2,836)
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	4,833	73	(19,038)
Accounts payable	(169,629)	9,628	268,501
Amounts due to UCD under sponsored research agreement	(241,000)	321,300	81,300
Accrued liabilities and accrued compensation and related benefits and taxes	(198,227)	173,340	(242,222)
Amounts due to related parties	(133,761)	17,987	208,382
Net cash used in operating activities	(1,370,053)	(48,492)	(2,992,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	(35,401)	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash used in investing activities	-	(35,401)	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	351,000	-	2,850,055
Proceeds from the issuance of notes payable to related parties	-	75,000	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	3,950	-	13,950
Net cash provided by financing activities	354,950	75,000	3,814,005

Net increase (decrease) in cash and cash equivalents	(1,015,103)	(8,893)	790,292
Cash and cash equivalents at beginning of period	1,805,395	17,309	-
Cash and cash equivalents at end of period	$790,292	$8,416	$790,292

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) Through December 31, 2009
	2009	2008
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,750	$-	$1,750
Income taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable – related party converted to common stock	$132,000	$-
Issuance of common stock purchase warrants to related party pursuant to private placement transaction	$69,962	$-
Issuance of common stock pursuant to cashless exercises of warrants	$1,172	$-
Discounts on notes payable - related parties	$-	$56,125

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

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganizations and mergers; and obtaining various rights, license agreements and a research and development agreement. We have incurred net losses since inception, and as of December 31, 2009, had a deficit accumulated from inception of $11.0 million, which included total non-cash charges from inception of approximately $7.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

In December 2009, we enhanced our liquidity with the first closing of a private placement equity offering (the “PPO”), which generated net cash of $351,000 (after offering costs of $39,000).  In January 2010, we completed two additional closings of the PPO and generated net cash of $1,436,000 (after offering costs of $160,000).  See further discussion in Note 3.  We believe that the capital raised in the PPO provides us cash to fund our current operations and research and development for the near term.  Depending on the extent that we increase research and development through potential new licenses or pursue clinical trials in addition to our current budgeted one, we will likely need to raise additional capital through additional equity financings or through other means that we deem necessary.  There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow in the near term or at all.

Share-based Compensation

We account for share-based compensation under FASB ASC Topic 718 Compensation – Stock Compensation (“Topic 718”).  Topic 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date.  Topic 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with FASB ASC Topic 260 Earnings per Share, any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted average number of common shares. Accordingly, for the nine months ended December 31, 2009, the weighted average number of common shares outstanding included 200,000 and 1,950,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  For the three and nine months ended December 31, 2009, potentially dilutive securities were comprised of 10,750,200 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable.  For the three and nine months ended December 31, 2008, potentially dilutive securities were comprised of 2,207,500 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report, February 4, 2010, and have concluded that none will have a material impact on our future consolidated financial statements.

Subsequent Events

We have evaluated events subsequent to December 31, 2009 through the filing date of this report, February 4, 2010.

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

Apro Bio and Across America Merger

On March 31, 2009 and pursuant to the Merger among Across America, a non-operating public shell corporation, Apro Bio and AAAC, a wholly-owned subsidiary of Across America, Apro Bio was merged into Across America, with Across America being the surviving legal entity. The primary reasons for the Merger were to create an entity to provide Apro Bio additional opportunities to raise capital to further its development efforts with UCD and to provide Apro Bio and Across America investors a long-term, public trading market for their common stock.  Across America issued a total of 18,210,295 shares of its common stock to the stockholders of Apro Bio in exchange for all of the issued and outstanding common stock of Apro Bio. Warrants to purchase 1,957,500 shares of Apro Bio common stock were converted to an equivalent number of warrants in Across America. A warrant to purchase 200,000 shares of Across America stock held by an existing Across America stockholder was retained as part of the Merger. This warrant was exercised on June 29, 2009.  In addition, a note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

As a condition to the Merger, Apro Bio authorized the issuance of a warrant to an affiliate of Across America to purchase 200,000 shares of Apro Bio’s common stock at an exercise price of $0.001 per share. This warrant was exercised on June 29, 2009.  In connection with the Merger, Across America paid an advisor fee to Bathgate Capital Partners, LLC (“BCP”) in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share (the “Advisor Warrants”).  During June and July 2009, all of the Advisor Warrants were exercised and we issued 1,750,000 shares of our common stock pursuant to those exercises.

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

We evaluated the Merger Warrants as potential free standing derivatives under the criteria in FASB ASC Topic 815 Derivatives and Hedging (“Topic 815”), which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Merger Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in Topic 815.  As further required, we reviewed the requirements for equity classification contained in Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

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

We accounted for these extensions as modifications to the original warrant grants as outlined in Topic 718.  For the year ended March 31, 2009, we recorded a non-cash charge of $148,155 related to the investor warrants and share-based compensation of $25,843 related to the employee and consultant warrants, calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification.  Both values were calculated using the Black-Scholes model, with the revised exercise price and expected life of the warrant being the only change in the assumptions.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – PRIVATE PLACEMENT TRANSACTIONS

Private Placement – March 31, 2009

In conjunction with the Merger and also on March 31, 2009, we closed a private placement securities offering (the “Private Placement”) to four accredited investors. We issued units, consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock (one warrant purchases one share of common stock) at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share (the “PP Units”). We sold the PP Units at a price of $1.00 per PP Unit and issued 1,870,000 PP Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000.  The warrants (the “Investor Warrants”) issued to investors in the Private Placement expire March 31, 2014.

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

In connection with the Private Placement, we paid to BCP a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share. We recorded a charge related to the issuance of these warrants (the “Placement Agent Warrants”) in the amount of $403,350 as calculated using the Black-Scholes model.

We evaluated both the Investor Warrants and the Placement Agent Warrants (collectively, the “Private Placement Warrants”) as potential free standing derivatives under the criteria in Topic 815, which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position.  We concluded that the Private Placement warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in Topic 815.  As further required, we reviewed the requirements for equity classification contained in Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Private Placement – December 2009 and January 2010

On December 29, 2009, we accepted subscription agreements related to the sale of Units in the PPO.  Each “PPO Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per PPO Unit (the “PPO Warrants”).  Each PPO Warrant is exercisable at $3.75 through December 29, 2014.  The maximum amount of the PPO is $2.5 million or 1,000,000 PPO Units.  The net proceeds from the PPO will be used to fund research and development and for general working capital purposes.  We completed the PPO in multiple closings in January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”).  BCP served as the placement agent for the PPO and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised.  In addition, we are obligated to sell for a nominal fee to BCP, as the placement agent, warrants to purchase 20% of the total number of PPO Units sold in PPO, half of which will be exercisable at a price of $2.50 per share and half of which will be exercisable at $3.75 per share (collectively, the “PPO PA Warrants”).  The PPO PA Warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date.

At the Company’s option, we may call the PPO Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the "PPO Call Notice").  A PPO Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.

On December 29, 2009, we conducted the initial closing under the PPO, pursuant to which we entered into subscription agreements for the purchase of 146,000 PPO Units for an aggregate subscription price of $365,000.  Additionally, on December 31, 2009, we entered into a subscription agreement for the purchase of 10,000 PPO Units for an aggregate subscription price of $25,000.  After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to the Company from such sales totaled $351,000.

In conjunction with the initial closing of the PPO, we sold for a nominal fee to BCP, as the placement agent, PPO PA Warrants to purchase 15,600 shares of our common stock at an exercise price of $2.50 per share and 15,600 shares of our common stock at an exercise price of $3.75 per share.  We calculated the value of these PPO PA Warrants at $69,962 using the Black-Scholes model and recorded this amount as a charge to additional paid in capital.

We evaluated both the PPO Warrants and the PPO PA Warrants as potential free standing derivatives under the criteria in Topic 815.  We concluded that the both the PPO Warrants and the PPO PA Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in Topic 815.  As further required, we reviewed the requirements for equity classification contained in Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

We concluded that the Bathgate Note met the definition of “conventional convertible debt,” as defined in Topic 815, as the note holder may only realize the value of the conversion option by converting the note and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the Company).  Further, we concluded that the conversion option of the Bathgate Note represented an embedded derivative as defined in Topic 815 and was indexed to the Company’s common stock. Therefore, we concluded that the conversion feature of the Bathgate Note did not meet the definition of a derivative under Topic 815 and did not require separate accounting from the debt instrument.

In accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options (“Topic 470-20”), we allocated the cash proceeds received to both the Bathgate Note and Bathgate Warrants based on relative fair values of each. We valued  the warrant using the Black-Scholes model with the following assumptions:  exercise price of $1.00 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 95%, risk-free interest rate of 2.45% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the Bathgate Warrant was $14,830 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the Bathgate Note.

We further concluded that the conversion feature in the Bathgate Note met the definition of a “beneficial conversion feature” as outlined in Topic 470-20.  The amount of proceeds allocated to the Bathgate Note was $10,170 (calculated as the $25,000 principal less the discount related to the value assigned to the Bathgate Warrants of $14,830 per above), which resulted in an effective conversion price of $0.41 per share and an intrinsic value of $0.59 per share (calculated as $1.00 conversion price less $0.41 effective conversion price). Therefore, the value assigned to the beneficial conversion feature was $10,170, which represented the initial amount allocated to the Bathgate Note, and was recorded as an additional debt discount to the note with a corresponding credit to additional paid-in capital. In accordance with Topic 470-20, the amount recorded for the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible instrument of $10,170.  This resulted in a full discount offset to the $25,000 principal balance of the note, or an initial carrying value of $-0-.  We are accreting the discount over the life of the note.

We also evaluated the Bathgate Warrant as a potential free standing derivative under the criteria in Topic 815, and concluded that it was indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in Topic 815. As further required, we reviewed the requirements for equity classification contained in Topic 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

Pursuant to the reset provision described above, on November 6, 2008, the exercise price on the Bathgate Warrant was reduced to $0.50 per share with all other terms remaining intact. This reset was a result of a bridge loan entered into on that date with BOCO Investments, LLC (“BOCO”) (the “BOCO Note”), a related party to Across America. We recorded a charge for the modification of the exercise price on the Bathgate Warrant in the amount of $4,531, which was calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification. Both values were calculated using the Black-Scholes model with the revised exercise price being the only difference in the assumptions.

Note Payable – BOCO Investments, LLC

On November 6, 2008, we executed the BOCO Note, pursuant to which BOCO loaned $50,000 at an interest rate of 12% per annum in the form of a note, which was collateralized by substantially all of our assets.  As additional consideration for the BOCO Note, we issued to BOCO a warrant (the “BOCO Warrant”) to purchase 100,000 shares of our common stock.  This warrant is exercisable at $0.50 per share and expires on December 31, 2013.  The BOCO Note was originally due on February 4, 2009 and was converted into equity as part of the Private Placement.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

We allocated the cash proceeds received to both the BOCO Note and the BOCO Warrant based on relative fair values of each.  We valued the warrant using the Black-Scholes model with the following assumptions:  exercise price of $0.50 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 0.32% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the BOCO Warrant was $31,125 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the BOCO Note.  We accreted this debt discount over the life of the note, but upon conversion of the note pursuant to terms in the Private Placement, we wrote-off the remaining unamortized discount as of March 31, 2009.

Other Obligations

On May 31, 2008, the Chief Executive Officer and President of Apro Bio resigned from these positions and on October 1, 2008, resigned as a director of Apro Bio.  On March 3, 2009, we entered into a settlement agreement with this individual and agreed to settle any and all claims for a lump sum payment of $45,000 and the issuance of 60,000 shares of our common stock.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

License Agreement with Bio Holding, Inc.

On September 28, 2009 (the “Effective Date”), we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) pursuant to which we obtained an exclusive license (the “License Agreement”) to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”).  We may not sublicense, assign or otherwise transfer its rights in the Licensed Technology without the prior written consent of Bio Holding.  In addition, we have a right of first refusal to license any intellectual property owned by Bio Holding that is not part of the License Agreement.  Dr. Leland Shapiro, who is the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.

In consideration for the License Agreement, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000.  We paid this amount in November 2009.  As additional consideration, we issued to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The warrants expire on September 28, 2014 and contain a cashless exercise provision.  Such warrants were subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011.  We estimated the fair value of the warrants at $1,470,000, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00 expected life of five years, assumed stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%.  The total value ascribed to this license agreement was $1,495,000, and we expensed this amount for the three months ended September 30, 2009.

We are obligated to pay royalties to Bio Holding of (i) four percent (4%) of the gross revenues from the sale or use of the Licensed Technology and (ii) thirty percent (30%) of the gross revenues from sublicensing of the Licensed Technology.  We were also obligated to enter into an SRA with UCD for the benefit of Dr. Leland Shapiro’s laboratory. As of December 31, 2009, we had not executed the SRA, which is expected to be in the amount of $88,000.

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

Bacterial Infection License

As of December 31, 2009, our current commitments under our SRA associated with this license was $81,300, which was paid in January 2010.

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

Viral Infection License

As of December 31, 2009, we had not executed an SRA related to this license.

Cellular Transplant/Graft Rejection

As of December 31, 2009, we had not executed an SRA related to this license.

Future royalty payments under license agreements are summarized below:

License Date	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties	Sublicense Royalties

May 15, 2006	Bacterial	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplant /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)
________________

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

Contributed Rent

We utilize, free-of-charge, office space of BCP, a shareholder and related party. We calculated the value of our approximate utilized office space at $1,260 for each of the quarters ended June 30, September 30 and December 31, 2009 and $2,100 for each of the quarters ended June 30, September 30 and December 31, 2008, and recorded non-cash charges for these amounts in the respective periods.

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

For the quarter ended June 30, 2009, we issued 600,000 shares of our common stock pursuant to the conversion of a note payable to a related party.  Additionally, we issued 1,375,356 shares of our common stock pursuant to warrant exercises by related parties, which were comprised of 1,175,356 warrants exercised for $0.001 per share and 200,000 warrants exercised for $0.01 per share, generating $3,175 of net cash proceeds.  In addition, we issued 126,097 shares of common stock pursuant to cashless exercise provisions of 140,000 warrants exercised at a weighted average price of $1.09 per share.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

For the quarter ended September 30, 2009, we issued 1,260,031 shares of our common stock pursuant to warrant exercises by related parties, which were comprised of 774,644 warrants exercised for $0.001 per share for cash proceeds of $775 and 485,387 shares issued pursuant to cashless provisions of 515,900 warrants exercised at a weighted average price of $0.75 per share.  In addition, we issued 268,720 shares of common stock pursuant to cashless exercise provisions of 290,000 warrants exercised at a weighted average price of $1.10 per share.

For the quarter ended December 31, 2009, we issued 291,714 shares of our common stock pursuant to cashless exercise provisions of 317,500 warrants exercised at a weighted average price of $1.02 per share.  In addition, we recorded a charge in the amount of $528,000 related to a modification of 250,000 warrants that were exercised in the December 2009 quarter.  The estimated fair value of the modification was calculated using the Black-Scholes model.

As discussed in Note 3, on December 29 and 31, 2009 and under the PPO, we issued to PPO investors 156,000 shares of our common stock and warrants to purchase 156,000 shares of our common stock, exercisable at $3.75 per share through December 29, 2014, resulting in net cash proceeds to the Company of $351,000.  We also sold for a nominal fee to the placement agent warrants to purchase 15,600 shares of our common stock at an exercise price of $2.50 per share and 15,600 shares of our common stock at an exercise price of $3.75 per share.  The placement agent warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date.

A summary of investor warrant activity for the nine months ended December 31, 2009 was as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Issued – pursuant to license agreement with Bio Holding	650,000
Issued – pursuant to the PPO	187,200
Exercised	(3,287,400)
Forfeited/expired	-
Outstanding and vested at December 31, 2009	7,657,200

Exercisable at December 31, 2009	7,626,000

NOTE 7 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued common stock purchase warrants on a discretionary basis to employees, directors and outside consultants.  We calculate share-based compensation to employees and directors in accordance with the fair-value method prescribed in Topic 718. For warrants issued to outside consultants (i.e., non-employees), we calculate share-based compensation under the applicable provisions of Topic 718 and FASB ASC Topic 505-50 Equity-Based Payments to Non-Employees (“Topic 505-50”).  Topic 718 requires fair value accounting for equity securities issued to non-employees, and Topic 505-50 specifies the measurement date for recording compensation cost.

For warrants issued in the nine months ended December 31, 2009 and 2008, the fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. The expected life was equal to the contractual term, as the majority of all warrants granted are not forfeited in the circumstances of disassociation with the Company. Expected volatility was estimated based on comparisons of stock price volatility of “peer group” publicly-traded companies. The risk-free interest rate was based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the nine months ended December 31, 2009 and 2008, respectively:

	December 31, 2009	December 31, 2008

Expected life (years)	5.0 to 7.0	7.0
Expected volatility	100%	100.5%
Risk-free interest rate	1.86 to 3.37%	2.1 to 3.03%
Dividend yield	0%	0%

Issuances for the Three Months Ended June 30, 2009

On April 7, 2009, we granted a warrant to our acting chief executive officer to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share.  Shares under this warrant vest as follows:  200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010.  We are recognizing share-based compensation using the straight-line method over the vesting term of the grant.  This warrant expires on April 7, 2016.  We valued these warrants at $529,975 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On April 15, 2009, we granted a warrant to our chief financial officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016.  We valued this warrant at $44,165 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

On April 1, 2009, we granted a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009.  This warrant expires on April 1, 2014.  For the six months ended September 30, 2009, we recorded a charge for share-based compensation using the straight-line method over the vesting term of the grant of $35,927.  We valued this warrant at $35,927 using the Black-Scholes model with the following assumptions: exercise price of $1.25, expected life of five years, assumed stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

Issuances for the Three Months Ended September 30, 2009

On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in the first year of service and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”).  The Director Warrants were granted at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of grant based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share, 2) the limited trading volume and limited public trading duration of our common stock, 3) recent private common stock sale transactions, and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock.  Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016.  A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

We valued these warrants at $688,908 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%.  For the three months ended June 30, 2009, we recorded a charge for share-based compensation and a liability for accrued compensation in the amount of $250,512 for director services provided during the quarter.  The amount of the charge represented the estimated fair value of 50,000 Director Warrants that vested as of April 1, 2009 and 25% (based on the straight-line method) of the estimated fair value of 200,000 Director Warrants that will vest on March 31, 2010.

Pursuant to Board approval on July 30, 2009, on August 6, 2009 we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on August 6, 2016 to a director for a second year of service.  The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $125,256 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.14% and volatility of 100.0%.

Issuances for the Three Months Ended December 31, 2009

Pursuant to Board approval on July 30, 2009, on October 1, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 1, 2016 to a director for his second year of service.  The warrants vest on September 30, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $124,854 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.

On October 12, 2010, our Board appointed a new director to our Board as a result of a resignation of a Board director. All previously recorded share-based compensation related to the unvested warrants held by this director was reversed in the December 2009 quarter.  Also on October 12, 2009, we granted 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year of service as a director.  The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $249,709 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.

On October 12, 2009 and as consideration for consulting service agreements that we executed with a director and a member of our scientific advisory board, we granted to these two individuals 50,000 and 100,000 common stock purchase warrants, respectively, exercisable at $3.00 per share and expiring October 12, 2014.  The warrants vest on October 11, 2010 if the individual has continuously provided service to the Company through such date.  We valued these warrants at $338,272 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.37% and volatility of 100.0%.

On December 16, 2009, our Board approved the grant to our acting chief executive officer of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company.  We valued these warrants at $1,498,251 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

On December 16, 2009, our Board approved the grant to our chief financial officer of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company.  We valued these warrants at $749,126 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.

As of December 31, 2009, we recorded $9,999 in share-based compensation for shares of our common stock to be issued pursuant to a consulting agreement that we executed during the December 2009 quarter.

Share-based compensation recorded for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008

Employees, former employees and directors	$503,575	$122,372	$1,183,670	$428,184
Outside consultants	94,567	-	130,494	-

	$598,142	$122,372	$1,314,164	$428,184

The weighted average grant date fair value of warrants issued under share-based compensation agreements for the nine months ended December 31, 2009 and 2008 was $1.97 and $0.82 per share, respectively.

A summary of warrant activity related to warrants issued under share-based compensation agreements for the nine months ended December 31, 2009 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	2,223,000	$2.23
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	(50,000)	$3.00

Outstanding at December 31, 2009	3,093,000	$1.92	5.9	$3,330,000

Vested and exercisable at December 31, 2009	1,553,000	$1.15	5.3	$2,830,000

(a) Calculated using the estimated fair value of our common stock price as of December 31, 2009.

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

For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009  and the consolidated financial statements contained therein, as well as those set forth in Part II. – Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.  The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us.  The information contained in this quarterly report is subject to change without notice.  Readers should review future reports that we file with the SEC.  In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur.  We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.

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

Recent Scientific Developments

Clinical Trial on Type I Diabetes

In December 2009, we received the approval of a protocol related to a proposed trial of AAT on patients diagnosed with Type I diabetes from the regional Institutional Review Board (“IRB”) at a unit of the University of Colorado-Denver-Anschutz Medical Campus.  Subsequent to this approval, we filed with the FDA an Investigational New Drug Application (“IND”) for the use of AAT on Type I diabetes and to sponsor a clinical trial.  AAT has received prior FDA approval as a biological treatment of emphysema.  However, there is no assurance that the FDA will approve this clinical trial, and if the clinical trial is successful, there is no assurance that we will obtain FDA approval for the use of AAT to treat Type I diabetes in humans.  Additionally, there is no assurance that, if approved, we will have available resources to complete the clinical trial in a timely manner or at all.

Bacterial License and Associated Sponsored Research Agreement

We have completed all of our payments under this SRA.  Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the United States Patent and Trade Office (“USPTO”) as well as international offices.

Viral License and Viral Sponsored Research Agreement

We are currently negotiating an SRA related to our licensed and issued patent related to AAT and novel compositions for treating viral-related disorders.  We expect that upon consummation of the SRA, we will be obligated to expend approximately $55,000 quarterly for a period of two years.  Additionally, we are continuing to pursue patent rights based on our patent applications directed to treating viral-related disorders with the USPTO.

Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement:

We are presently negotiating an SRA related to this license.  Additionally, we are continuing to pursue patent rights based on our patent applications directed to related cellular transplant/graft rejection with the USPTO as well as foreign offices.

License Agreement with Bio Holding, Inc. (Treatment of Diabetes)

On September 28, 2009, we entered into a license agreement (the “License Agreement”) with Bio Holding, Inc. (“Bio Holding”) pursuant to which we obtained an exclusive license to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”).  We also agreed to enter into an SRA with UCD for $88,000, which we are currently negotiating.

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

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, our inception to date net losses, which total approximately $11.0 million and include non-cash charges of approximately $7.7 million through December 31, 2009, and the outstanding and currently anticipated contractual commitments for research and development efforts under any current or anticipated SRAs.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

December 2009 and January 2010 Private Placement

In December 2009 and January 2010, we enhanced our liquidity with the first closing of a private placement equity offering (the “PPO”), which generated net cash of $351,000 (after offering costs of $39,000).  In January 2010, we completed two additional closings of the PPO and generated net cash of $1,435,650 (after offering costs of $160,000).

Under the PPO, we sold “Units” (“PPO Units”), which were comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per PPO Unit (the “PPO Warrants”).  Each PPO Warrant is exercisable at $3.75 through December 29, 2014.  The maximum amount of the PPO is $2.5 million or 1,000,000 PPO Units.  The net proceeds from the PPO will be used to fund research and development and for general working capital purposes.  We completed the PPO in multiple closings during January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”).  BCP served as the placement agent for the PPO and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised.  In addition, we are obligated to sell for a nominal fee to BCP, as the placement agent, warrants to purchase 10% of the total number of PPO Units sold in PPO, half of which will be exercisable at a price of $2.50 per share and half of which will be exercisable at $3.75 per share (collectively, the “PPO PA Warrants”).  The PPO PA Warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date.

At the Company’s option, we may call the PPO Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the "PPO Call Notice").  A PPO Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.

In conjunction with the initial closing of the PPO, we sold for a nominal fee to BCP, as the placement agent, PPO PA Warrants to purchase 15,600 shares of our common stock at an exercise price of $2.50 per share and 15,600 shares of our common stock at an exercise price of $3.75 per share.  We calculated the value of these PPO PA Warrants at $69,962 using the Black-Scholes model and recorded it as a charge to additional paid in capital.

We believe that the capital raised in the PPO provides us cash to fund our current operations and research and development for the near term.  Depending on the extent that we increase research and development through potential new licenses or pursue clinical trials in addition to our current budgeted one, we will likely need to raise additional capital through additional equity financings or through other means that we deem necessary.  There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will raise sufficient capital to fund our operations.

Cash and Cash Flows

Our cash and cash equivalents at December 31, 2009 were $790,292 as compared to $1,805,395 at March 31, 2009 and $8,416 at December 31, 2008.  For the nine months ended December 31, 2009, net cash used in operations was $1,370,053 as compared to net cash used in operations of $48,492 for the nine months ended December 31, 2008. For the nine months ended December 31, 2009, the primary uses of cash were for general and administrative expenses (excluding share-based compensation) of approximately $618,000 and a significant decrease from March 31, 2009 to December 31, 2009 of approximately $743,000 in accounts payable, accrued liabilities and amounts due to related parties.  The significant decrease in these liabilities was a result of a significant pay-down on these liabilities that had largely been incurred during the first nine months of fiscal year 2009 because the Company had negligible cash on hand during fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms. For the nine months ended December 31, 2008, the primary use of cash was for general and administrative expenses (excluding share-based compensation) of approximately $333,000, and the primary sources of cash were net increases of approximately $321,000 from March 31, 2008 to December 31, 2008 in the amounts due to UCD under the bacterial SRA and net increases of approximately $201,000 in the aggregate of accounts payable, accrued liabilities and amounts due to related parties.  The significant increase in these liabilities was attributable to negligible cash on hand during the nine months ended December 31, 2008.

For the nine months ended December 31, 2009, we did not generate or expend any cash from investing activities. For the nine months ended December 31, 2008, we used cash of $35,401 for the purchase of a license from UCD for cellular transplant/graft rejection.  For the nine months ended December 31, 2009, net cash provided by financing activities was $354,950 and was primarily attributable to the net cash proceeds generated from the PPO in December 2009.  For the nine months ended December 31, 2008, net cash provided by financing activities was $75,000 from notes payable executed with related parties.

Contractual Obligations

As previously disclosed under this item, we have an obligation to pay $88,000 under an SRA related to the License Agreement entered into with Bio Holding.  Terms of this SRA are being negotiated and payments under this SRA are due within 12 months from the date the SRA is executed.  As of December 31, 2009, our additional material contractual obligations are payments due under an SRA associated with our bacterial license agreement with UCD in the amount of $81,300, which was the final installment due and was paid in January 2010, and a note payable to a related party in the amount of $25,000, which is due in June 2010.

During the second half of fiscal year 2010, we expect to increase our research and development expenditures commensurate with the requirements associated with anticipated SRAs with UCD in the areas of viral infection and graft host technology.  As of December 31, 2009, we expect that the total expenditure levels for these anticipated SRAs will be approximately $760,000 and will be paid over approximately the next 18 months. We expect to fund a significant portion of these expenditures from proceeds generated from the PPO.

Director Warrant Issuances for the Quarter Ended December 31, 2009

On October 1, 2009, the Board of Directors (the “Board”) approved a grant of 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 1, 2016 to a director for his second year of service on our Board of Directors (the “Board”).  The warrants vest on September 30, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $124,854 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.

On October 12, 2009 as consideration for consulting service agreements that we executed with one of our directors and the chairperson of our scientific advisory board, and an additional member of our scientific advisory board, the Board approved the grant to these two individuals of 50,000 and 100,000 common stock purchase warrants, respectively, exercisable at $3.00 per share and expiring October 12, 2014.  The warrants vest on October 11, 2010 if the individuals have continuously provided service to the Company through such date.  We valued these warrants at $338,272 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.37% and volatility of 100.0%.

On October 12, 2010, our Board appointed a new director to our Board as a result of a resignation of a director. All previously recorded share-based compensation related to the unvested warrants for this director was reversed in the quarter ended December 31, 2009.  Also on October 12, 2009, the Board approved the grant of 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year service as a director.  The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date.  We valued these warrants at $249,709 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.

On December 16, 2009, our Board approved a grant to our acting chief executive officer of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company.  We valued these warrants at $1,498,251 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.

On December 16, 2009, our Board approved a grant to our chief financial officer of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company.  We valued these warrants at $749,126 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.

Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008

For the three months ended December 31, 2009 (the “December 2009 quarter”), we reported a net loss of $903,418 as compared to a net loss of $339,959 for the three months ended December 31, 2008 (the “December 2008 quarter”), an increase of $563,459. We have not reported any revenue since inception.

General and administrative expenses for the December 2009 quarter were $831,519, which included $598,142 of share-based compensation, as compared to $239,952 for the December 2008 quarter, which included $122,372 of share-based compensation.  Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue and closely monitor operating expenses to manage and control cash.  Management also believes this measure is helpful to investors so they can better understand our cash expenditures.  Accordingly, excluding share-based compensation, general and administrative expenses in the December 2009 quarter increased $115,797 or approximately 98% from the December 2008 quarter.  This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in the December 2009 quarter and not incurred in the December 2008 quarter when we were not an SEC reporting company.  Also for the December 2009 quarter, we had increases in consulting and scientific advisory expenses as compared to December 2008 quarter.

Research and development expenses for the December 2009 quarter were $-0- as compared to $81,300 for the December 2008 quarter as a result of the SRA expense incurred in the December 2008 quarter related to our bacterial license.  We did not enter into any additional SRAs during the December 2009 quarter.

In the December 2009 quarter, we recorded a charge in the amount of $528,000 related to a modification of 250,000 warrants that were exercised during the December 2009 quarter.  The estimated fair value of the modification was calculated using the Black-Scholes model.

Interest income, net of interest expense, for the December 2009 quarter was $1,063 and was primarily comprised of interest income of $1,438 from cash invested in an interest bearing, money market account.

Results of Operations for the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008

For the nine months ended December 31, 2009, we reported a net loss of $3,504,144 as compared to a net loss of $1,046,902 for the nine months ended December 31, 2008, an increase of $2,457,242.

General and administrative expenses for the nine months ended December 31, 2009 were $1,931,874, which included $1,314,164 of share-based compensation, as compared to $761,540 for the nine months ended December 31, 2008, which included $428,184 of share-based compensation.  Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue and closely monitor operating expenses to manage and control cash.  Management also believes this measure is helpful to investors so they can better understand our cash expenditures.  Accordingly, excluding share-based compensation, general and administrative expenses for the nine months ended December 31, 2009 increased $284,354 or approximately 85% from the nine months ended December31, 2008.  This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and related travel and insurance that were incurred for the nine months ended December 31, 2009 and not incurred for the nine months ended December 31, 2008 when we were not an SEC reporting company.  Also for the nine months ended December 31, 2009, we had increases in consulting and scientific advisory expenses as compared to the nine months ended December 31, 2008.

During the September 2009 quarter, we executed a license agreement with a related party.  The total value ascribed to the license agreement was $1,495,000, and this amount was expensed as a license fee during the September 2009 quarter.

Research and development expenses for the nine months ended December 31, 2009 were $-0- as compared to $241,300 for the nine months ended December 31, 2008 as a result of the SRA expense incurred for the nine months ended December 31, 2008 related to our bacterial license.

In the December 2009 quarter, we recorded a charge in the amount of $528,000 related to a modification of 250,000 warrants that were exercised during the December 2009 quarter.  The estimated fair value of the modification was calculated using the Black-Scholes model.

Interest income, net of interest expense, for the nine months ended December 31, 2009 was $1,692 and was primarily comprised of interest income of $3,317 from cash invested in an interest bearing, money market account.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. The accounting policies most fundamental to the understanding of our financial statements are those relating to our use of estimates, to the accounting for license agreements and the impairment analysis of the capitalized license costs, the valuation, classification and recording of debt and equity transactions, including those that include common stock purchase warrants, and assumptions used under share-based compensation arrangements.

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

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009.  Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date.

Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Warrant Grants

On October 1, 2009, the Board approved a grant of 50,000 warrants to purchase our common stock to Michael Wort, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on September 30, 2010 with an exercise price of $3.00 per share.  The warrants expire on October 1, 2016.  The warrants were issued under the Company’s director compensation plan and under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On October 12, 2009, the Board approved a grant of 50,000 warrants to purchase our common stock to Michael Iseman, one of our directors and the chairperson of our scientific advisory board, as compensation for his additional services as a consultant on certain scientific matters.  The warrants vest and become exercisable on October 11, 2010 with an exercise price of $3.00 per share.  The warrants expire on October 12, 2014.  The warrants were issued under Section 4(2) of the Securities Act.

On October 12, 2009, the Board approved a grant of 100,000 warrants to purchase our common stock to Eli Lewis, a member of our scientific advisory board, as compensation for his additional services as a consultant on certain scientific matters.  The warrants vest and become exercisable on October 11, 2010 with an exercise price of $3.00 per share.  The warrants expire on October 12, 2014.  The warrants were issued under Section 4(2) of the Securities Act.

On October 12, 2009, the Board approved a grant of 50,000 warrants to purchase our common stock to Jeffrey Sperber, one of our directors, as compensation for his services as a director.  The warrants vest and become exercisable on October 11, 2009 with an exercise price of $3.00 per share.  The warrants expire on October 12, 2016.  The warrants were issued under the Company’s director compensation plan and under Section 4(2) of the Securities Act.

On December 16, 2009, our Board approved a grant to Charles Dinarello, our acting chief executive officer and a director, of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company. The warrants were issued under Section 4(2) of the Securities Act.

On December 16, 2009, our Board approved a grant to Robert Ogden, our chief financial officer, of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016.  The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company.

Warrant Exercises under Cashless Exercise Provisions

During the December 2009 quarter, certain investors exercised common stock purchase warrants under cashless exercise provisions.  The following table represents the net shares surrendered in these cashless warrant exercises.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs)

October 1 to October 31, 2009	4,952	$15.00	-	-

November 1 to November 30, 2009	-	-	-	-

December 1 to December 31, 2009	20,834	$12.00	-	-

TOTAL	25,786	$12.58	-	-

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

As previously reported in our Current Report on Form 8-K filed on January 5, 2010 and as discussed in Item 2 of this report, in December 2009, we entered into subscription agreements with certain investors relating to the issuance and sale of PPO Units in the PPO.  On January 22, 2010 and January 29, 2010, we entered into additional subscription agreements with investors for the issuance and sale of 638,260 PPO Units for an aggregate subscription price of $1,595,650.  On January 29, 2010, we closed the PPO.  We sold an aggregate of 794,260 PPO Units in the PPO, which generated net proceeds of $1,786,260 after deducting offering expenses of $199,000.  A copy of the Form of Subscription Agreement and Letter of Investment Intent and Form of Warrant are filed as Exhibits 10.2 and 10.3, respectively, to this report and are incorporated herein by reference.

In connection with the PPO, we were obligated to sell to the placement agent for a nominal fee warrants to purchase 10% of the total number of PPO Units sold in the PPO.  Upon closing of the PPO, we became obligated to issue 158,852 PPO PA Warrants to the placement agent.  Half of the PPO PA Warrants are exercisable at $2.50 per share and half of the PPO PA Warrants are exercisable at $3.75 per share.  The PPO PA warrants expire on January 29, 2015 and are exercisable beginning on July 28, 2010.

The PPO Units and the PPO PA Warrants were issued exempt from registration pursuant to Regulation D of the Securities Act and constitute “restricted securities” under Rule 144 of the Securities Act.

Item 6.  Exhibits.

EXHIBIT #	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on January 5, 2010)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Form 8-K filed on June 2, 2009)

10.1	License Agreement by and between Bio Holding, Inc. and Omni Bio Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2009)

10.2	Form of Subscription Agreement and Letter of Investment Intent #

10.3	Form of Warrant #

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

February 4, 2010	By: /s/ Charles A. Dinarello
Charles A. Dinarello
Acting Chief Executive Officer
(Principal Executive Officer)

February 4, 2010	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)