Form 10-K
period 2010-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-06-25
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-52530
Omni Bio Pharmaceutical, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	20-8097969

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5350 South Roslyn, Suite 430, Greenwood Village, CO 80111
(Address of principal executive offices, including zip code)
303-867-3415
Registrant’s telephone number including, area code
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.05) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $224 million based on the closing sale price of the registrant’s common stock on such date as reported on the Over the Counter Bulletin Board.
The number of shares outstanding of the registrant’s common stock as of June 15, 2010 was 28,007,818.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the registrants’ proxy statement for the 2010 annual meeting of stockholders to be filed no later than 120 days after the end of the registrant’s fiscal year ended March 31, 2010.

PART I

ITEM 1.	BUSINESS.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors.
When used in this report, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business.
Except as the context otherwise requires, the terms “Company,” “we,” “our,” “us” or “Omni,” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.
BACKGROUND AND HISTORY
We were incorporated in Colorado under the name of Across America Financial Services, Inc. (“Across America”) on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp. Across America completed a spin off from Across America Real Estate Corp. in March 2007. Across America intended to act as a mortgage broker for commercial real estate transactions; however, no revenues were generated from this business.
Prior to the formation of Omni, two separate corporations were formed for the purpose of evaluating new uses of an FDA- approved agent. One corporation, Maxcure Pharmaceutical, Inc. (“Maxcure”), was formed as a Colorado corporation on December 26, 2006. Maxcure was formed for the purpose of entering into a license agreement and research agreement with the University of Colorado Denver (“UCD”) (formerly known as the University of Colorado Health Sciences Center) to further scientific studies on an FDA-approved agent related to treatment and prevention of viral disorders. The second corporation, Apro Bio Pharmaceutical Corporation (“Apro Utah”), was formed as a Utah corporation on February 28, 2006. Apro Utah was formed for the purpose of entering into a license agreement and research agreement with UCD for advancing scientific studies on an FDA-approved agent related to treatment and prevention of bacterial disorders. Part of the motivation for formation of Apro Utah was to attain the ability to sell treatments and/or countermeasures related to the bacterial disorders to federal agencies. On March 31, 2008, Apro Utah was merged into Maxcure and the name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).
On March 31, 2009, Across America completed the acquisition of Apro Bio pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the “Merger”), among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America. Pursuant to the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of Across America. The shareholders of Apro Bio were issued a total of 18,210,295 shares of Across America’s common stock in exchange for their Apro Bio shares. In addition, outstanding warrants to purchase 2,157,500 shares of the common stock of Apro Bio were automatically converted into warrants to purchase the same number of shares of Across America’s common stock, and a note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions as the original note. Also in connection with the Merger and as compensation for advisory services, we issued to Bathgate Capital Partners LLC, 1,750,000 warrants to purchase Across America’s common stock at an exercise price of $0.001 per share. As required by the terms of the Merger, on May 27, 2009, Across America changed its corporate name to Omni Bio Pharmaceutical, Inc.

PLAN OF OPERATION
Overall Focus
We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials quickly, shepherd them through the FDA approval processes and advance them through to commercialization. This core strategy is based on licensing issued and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 Antitrypsin (“AAT”), that has come off of its initial patents. AAT is currently used as a therapeutically effective treatment for a genetic deficiency and the treatment for a pulmonary disorder that is unrelated to our licensed intellectual property.
With respect to the licensed technologies, we have licensed patent applications and patents related to methods of use for AAT and novel compositions of matter and their uses from UCD. We are currently focusing on four areas: bacterial disorders, viral disorders, complications due to graft rejection and diabetes. One license agreement from UCD relates to treating transplantation rejection. Transplantation rejection includes cellular and organ transplant rejection. One focus related to cellular transplantation is islet cell transplantation for the treatment of some diabetics and the treatment of diabetes in general. A second license agreement relates to the treatment and/or prevention of bacterial disorders, including bacterial pneumonia, tuberculosis and biowarfare agents such as anthrax. The third license agreement focuses on the treatment and/or prevention of viral disorders. With this third license, we have licensed a patent, United States Patent No. 6,849,605, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections, which covers treatment of HIV. This patent was filed on March 3, 2000 and expires on March 3, 2020. Additionally, we have licensed patent applications for the treatment of other viral-associated disorders such as epidemic influenza, including H1N1 related strains.
Other than the agreements with UCD, we have licensed and intend to pursue additional licenses to more thoroughly cover and commercialize a patent portfolio from Bio Holding, Inc. (“Bio Holding”), an entity affiliated with our Principal Investigator, Dr. Leland Shapiro. A component of these applications involves uses of AAT to treat a variety of indications related to the indications targeted by UCD.
Some of our product candidates include alternative uses of AAT and derivatives of AAT. Any patents originally issued to other entities claiming the composition of AAT have expired. AAT is currently prescribed for the treatment of pulmonary emphysema among individuals with genetic deficiency of AAT.
Several companies currently sell products of the FDA-approved drug, AAT, for the treatment of genetic deficiency and the treatment for a pulmonary disorder (brand name in parenthesis): (i) Baxter Biotherapeutics (Aralast NP), (ii) CSL Behring USA (Zemaira), and (iii) Talecris Biotherapeutics, Inc.( Prolastin-C (R)). The UCD and Bio Holding licensed technologies focus on alternative uses of these commercially available products, including other forms of AAT and AAT derivatives related to treatment and/or prevention of bacterial disorders, viral disorders, cell rejection/graft rejection and diabetes.
Business Efforts
To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund Sponsored Research Agreements (“SRAs”) related to the licenses from UCD in effort to further research related to bacterial disorders, viral disorders, cellular transplantation/graft rejection and diabetes-related disorders, and to fund our recently approved clinical trial in Type 1 diabetes.
There are examples of drugs for which the initial use and patents have been replaced by uniquely different indications. We believe that our approach to the development of new uses for an off-patent drugs is similar to drugs such as Minoxodil (trade named Rogaine®), which originally had been patented to treat high blood pressure. Scientists working at UCD in the 1970’s discovered that Minoxodil could be used to stimulate hair growth and the drug was subsequently marketed by Upjohn to treat baldness using a method-of-use license from the University of Colorado (“CU”). Although we believe our strategy to be sound, there is no assurance that any of our product candidates will receive FDA approval, or that any of our pending patent applications will be approved. Additionally, even if our product candidates receive FDA approval and patent protection, there is no assurance that the products will be as successful as Rogaine, or be commercially viable at all.

We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD. This can provide us with a specific scientific budget for funding each application, without the substantial cost of carrying-out basic research internally. Work contracted with UCD or other research institutions is expected to provide a contractually agreed-upon work product, generally consisting of pre-clinical testing at predetermined costs, which increases the viability of our financial forecasting. With this approach, we expect to be able to work with each project’s lead scientists, overseeing patent application projects and closely managing our corporate overhead. This should allow most of our expenses to be concentrated on research and development efforts and prosecuting the patent applications we have licensed. Future research essential for developing these strategies will be conducted in accordance with our world-wide licensing rights and our existing and expected future SRAs with UCD.
Scientific research that we consider necessary for the support of our licensed intellectual property related to treatment and prevention of bacterial disorders has been conducted by a specialized team at UCD under the supervision of Dr. Leland Shapiro. Further research and development is expected to continue through SRAs with UCD, and potentially SRAs with additional universities. We also intend to execute an additional SRA related to treatment and/or prevention of viral disorders, also under the supervision of Dr. Leland Shapiro during the fiscal year ended March 31, 2011.
We intend to initiate an SRA related to the cellular transplant and transplant rejection license agreement under the supervision of our Acting Chief Executive Officer and scientist, Dr. Charles Dinarello, also during the fiscal year ended March 31, 2011.
Beginning in the second half of 2009, our business efforts changed from focusing on commercializing a prophylactic (preventative) and therapeutic treatment for anthrax to pursuing conducting a human clinical trial for the treatment of Type 1 diabetes. This change was heavily influenced by our ability to raise capital in March 2009 specific to the treatment of immunological diseases such as Type 1 diabetes. We are continuing to investigate options for governmental funding programs for biohazards, but believe that such funding is less certain during the current economic climate in the U.S. and in Europe.
In the second half of 2009, we began our collaboration with the Barbara Davis Center for Childhood Diabetes (the “Barbara Davis Center”) to conduct a proof of principle clinical trial for the treatment of Type 1 diabetes patients. In December 2009, the Barbara Davis Center submitted an application to the FDA requesting a waiver to the Investigational New Drug Application (IND) requirements for AAT due to its historical safety record. In May 2010, the FDA advised the Barbara Davis Center that it was denying the waiver request, but was allowing the trial to commence enrollment under an IND. We anticipate that the trial will commence infusing patients with the trial drug in the third calendar quarter of 2010. See further discussion of the clinical trial below under this Item.
In this regard, and to further our intellectual property portfolio, we entered into a licensing agreement on September 28, 2009 with Bio Holding, whereby Bio Holding licensed to us the filed, but unissused patent claims it owned for the treatment of diabetes utilizing AAT. In addition to licensing the diabetes rights, we obtained a right of first refusal to any future technologies developed by Bio Holding. The Bio Holding patent claims relating to the treatment of diabetes using AAT are separate and distinct from the claims filed by CU, which we have also licensed. It is possible that CU’s and Bio Holding’s patent filings could be issued or that one or the other set of claims may be allowed to the disadvantage of the other. Alternatively, both CU’s and Bio Holding’s patent applications could be rejected, which could have an adverse material effect on our ability to develop a commercial market for AAT for the treatment of diabetes. See further discussion of our licensing arrangement with Bio Holding below under this Item.
During our fiscal year ended March 31, 2010, we continued to focus on capital raising and concluded a private placement equity offering of slightly less than $2 million (before fees and associated costs). Funds from this offering were allocated to cover operating expenses and to advance our bacterial and viral-related disorder research.
LICENSE AND SPONSORED RESEARCH AGREEMENTS
Omni is the licensee of 3 patent portfolios from UCD, which are comprised of 1 issued and 21 pending patent applications. In addition, we have received two notices of allowance related to filed applications.

Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (“RUC”) on behalf of UCD covering patent applications directed to treatment and/or prevention of bacterial disorders. Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia. Concurrently, we entered into a three year SRA with UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”). Under the Bacterial SRA, we were required to make payments aggregating $1,097,460 over the three-year period. On January 9, 2009, we amended the agreement to extend the required payments due in the final year. The revised payment terms were for four quarterly payments due on April 1, 2009, July 1, 2009, October 1, 2009 and January 1, 2010. We made our final payment under this SRA in January 2010 and have no further obligation under this SRA. We are continuing to pursue patent rights directed to targeting bacterial disorders with the United States Patent and Trademark Office (“USPTO”) as well as international patent offices, which include Japan, Canada and Europe.
We believe that this technology and related research conducted in the protease inhibition area could provide opportunities for developing proprietary therapies to treat disorders due to other bacterial disorders. Because part of the license agreement is directed to uses for an existing FDA approved agent directed to treat and/or prevent bacterial disorders, this may provide a lead to the market for commercializing uses of the agent. In addition, we are also advancing scientific research and development in support of other intellectual property rights related to targeting bacterial disorders with novel composition of matter.
Viral Disorders License
On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders. Some of these disorders include, but are not limited to, HIV and influenza (the “Viral License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the USPTO. In addition, we are negotiating an SRA related to research and advancement of this licensed technology. We expect that upon execution of the SRA, our financial obligation will total approximately $440,000, payable quarterly over two years.
Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection (the “Cellular Transplant License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe. In addition, we are negotiating an SRA related to research and advancement of this licensed technology.
Under the Bacterial, Viral and Cellular Transplant Licenses (collectively, the “RUC Licenses”), we have exclusive, royalty-bearing licenses to certain of UCD’s patent rights (the “Patent Rights”) on a worldwide basis. In addition, any improvements to the inventions covered by the licenses from UCD claimed in the Patent Rights or to any other preexisting patent application or patent that is dominated by the Patent Rights shall be included in the terms and conditions of the respective license agreement with no additional compensation to UCD.
The RUC License Agreements further provide that in the event that Dr. Leland Shapiro, Dr. Charles Dinarello or anyone working in a laboratory under the supervision or direction of Dr. Shapiro or Dr. Dinarello makes any invention in the field of use, the practice of which would not require the practice of an invention claimed in or covered by the licensed Patent Rights (“Independent Invention”), under certain circumstances, we would have an exclusive option (“Option”) to obtain the worldwide intellectual property rights and commercial rights on terms and conditions to be negotiated in good faith by the parties following the exercise of the Option.
Bio Holding License
As previously discussed, on September 28, 2009, we entered into a license agreement with Bio Holding to obtain an exclusive license (the “Bio Holding License”) to patent applications related to the treatment of diabetes (the “Licensed Technology”). In addition, the Bio Holding License grants us a first refusal to license any other intellectual property owned by Bio Holding that is not part of the License. Dr. Leland Shapiro, who is one of our Principal Investigators and currently the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.

In consideration for the Bio Holding License, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000. As additional consideration, we issued to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The warrants expire on September 28, 2014 and contain a cashless exercise provision. Such warrants were subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the issue date fair value of the warrants at $1,470,000, which was calculated using the Black-Scholes model. The total value ascribed to the Bio Holding License was $1,495,000.
We are obligated to pay royalties to Bio Holding of (i) four percent (4%) of the gross revenues from the sale or use of the Licensed Technology and (ii) thirty percent (30%) of the gross revenues from sublicensing of the Licensed Technology. We were also obligated to enter into an SRA with UCD for the benefit of Dr. Leland Shapiro’s laboratory related to the Bio Holding License. We are presently in discussions regarding this SRA, and expect our payments under this SRA to be approximately $88,000.
License Payments
To date, the following consideration has been paid related to the RUC Licenses and the Bio Holding License:

			Fair value of
		SRA	equity
License	License fee	payments	securities	Total

Bacterial	$20,000	$1,097,460	$64,301	$1,181,761

Viral	$25,000	$—	$—	$25,000

Cellular Transplant	$34,736	$—	$698,939	$733,675

Diabetes	$25,000	$—	$1,470,000	$1,495,000

	$104,736	$1,097,460	$2,233,240	$3,114,136

Future royalty payments under the above license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties

May 15, 2006	Bacterial Disorders	$25,000 per year starting	$30,000 to
		May 15, 2011	$300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders	$50,000 per year after	$100,000 to
	(including HIV)	first commercial sale	$150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular
	Transplantation /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.
The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
CURRENT TARGETED MARKETS
Type 1 Diabetes
In October 2008, scientists who either were associated with the Company (Dr. Shapiro) or who would subsequently become associated with the Company (Dr. Dinarello and Eli Lewis, PHD) published in the Proceedings of the National Academy of Sciences (October 21, 2008 Volume 105, No. 42) a study titled, “Alpha 1-Antitrypsin monotherapy induces immune tolerance during islet allograft transplantation in mice.” This paper reported the success of an acceptable animal model study in support of the potential effectiveness of protecting the insulin-producing beta cells as well as during transplantation of islet cells in humans when AAT was administered to prevent organ rejection of islet cells.
Further analysis of these mouse-model results caused scientists associated with the Company to hypothesize that certain properties of AAT could result in reduced or eliminated islet damage, which is a probable cause of Type 1 diabetes. Based on this hypothesis, during the third calendar quarter of 2009, we pursued sponsoring a human clinical trial at the Barbara Davis Center to study whether administering AAT to recently diagnosed Type 1 diabetics could potentially mediate or eliminate the deterioration of humans having remaining islet cell populations.

In July 2009, the Barbara Davis Center filed with the Colorado Multiple Institutional Review Board (COMIRB) a protocol to conduct a clinical trial to determine “the effects of open label Alpha-1 antitrypsin on the progression of Type 1 diabetes in subjects with detectable C-peptide.” After a series of comment letters and responses with COMIRB, the Barbara Davis Center was notified on April 2, 2010 that the protocol had been approved.
In December 2009, the Barbara Davis Center filed with the FDA an Investigational New Drug Application (IND) for the use of AAT on Type 1 diabetes for which the Company would act as the sponsor of a clinical trial. In May 2010, the Barbara Davis Center advised us that our IND had received regulatory clearance from the FDA, and on June 7, 2010, we executed a clinical trial agreement (the “Clinical Trial’) with the Barbara Davis Center and RUC for and on behalf of UCD. We anticipate that the Clinical Trial will commence during the third quarter of 2010.
We have COMIRB approval to enroll 15 patients initially in the Clinical Trial. The enrolled patients will have staged infusion dates in part to reduce the potential impact of side effects, which are not expected. Patients will be administered AAT in weekly infusions for eight weeks. The level of C-peptide and A1C levels will be periodically measured (for a period of two years) to determine if the AAT administration is protecting insulin- producing islet cells in the subjects. The destruction of these islet cells in a subject is the cause of Type 1 diabetes that can lead to a life-time dependency on outside sources of insulin.
The Company anticipates that patients admitted into the Clinical Trial could have a variety of outcomes, some or all of which may not be successful or even partially successful. Patients may have separate and distinct outcomes from the administration of the drug. They may exhibit no change in the rate of deterioration of their islet cells, or if a reduction in the rate of deterioration is determined, the rate may be inadequate to prevent the eventual occurrence of insulin dependency. Alternatively, the administration of AAT over the eight week infusion period could cause a reduction or elimination of the deterioration of the islet cell destruction. There is also the possibility that the administration of AAT will only temporarily prevent islet cell deterioration.
In the event there is some degree of favorable outcomes in the Clinical Trial, we have approval and could choose to increase the enrollment of the patient population to as many as 50 patients, subsequent to the initial enrollment. Additional enrollment in the study would require a significant amount of capital that we currently do not have, and there is no assurance that such financial resources would be made available to us on favorable terms, if at all. In the event that we obtain favorable data from the Clinical trial, there is no assurance that we will obtain FDA approval for the use of AAT to treat Type 1 diabetes in humans. Additionally, there is no assurance that, if approved, we will have available resources to complete a Phase III clinical trial in a timely manner or at all.
The current stage of development for each of the indications using AAT discussed below is pre-clinical.
Type 2 Diabetes
We are in the preliminary stages of exploring AAT as a treatment for Type 2 diabetes. We have determined over the course of the past year that AAT may have potential as a treatment for Type 2 diabetes on patients who are failing currently available forms of therapy. In the second half of 2009, we executed an agreement with a contractual research organization (“CRO”) to explore a potential clinical trial for this indication and received a proposal from the CRO to conduct a proof of concept multiple center, placebo controlled pilot trial in India (“Pilot Trial”). We are presently evaluating the proposal and would need to obtain funding to proceed with the Pilot Trial. There are no assurances that we will be able to raise the necessary funding to conduct the Pilot Trial.
Influenza
As previously discussed, in 2008 we entered into the Viral License with RUC related to the treatment and prevention of viral disorders. Our interest in this area was based on the commercial opportunities that exist for an effective treatment for influenza that could have a broad spectrum applicability.
The 2009 outbreak of the H1N1 influenza virus caused a sudden increase in the interest of developing new vaccines and treatments for “pandemic” types of flu. Although the outbreak did not reach the extreme levels that were predicted by some, the Center for Disease Control in March 2010 estimated that there had been about 12,000 deaths in the United States alone.

The 1918 pandemic flu outbreak is the only massive recorded outbreak of deadly flu in modern history. It is estimated that in excess of 50,000,000 deaths occurred from this pandemic flu, and the outbreak resulted in a 10 year reduction in the average life expectancy of the population at its time.
Dr. Leland Shapiro has conducted limited animal studies that have evidenced that AAT could be used as a potential treatment for influenza infection. In animal studies when AAT was introduced, influenza cell production was limited by approximately 40% when compared to the control sample that had been similarly infected with influenza. In the same experiment, a larger dosage of AAT resulted in an approximate 70% reduction in the measurable amount of influenza when compared to the control. This treatment could potentially be utilized for seasonal flu, bird flu, swine flu and weaponized flu. Dr. Leland Shapiro’s laboratory findings in animal studies have determined that AAT is effective even if the influenza virus changes or mutates.
The origin of this technology dates to a discovery by UCD researchers. It was found that a human deficit in the natural human serine protease inhibitor has a significant correlation with increased incidence of influenza infection. The study reviewed patient data records of 140 patients over an approximate seven-year period. Of the 140 patients, 28 were deficient in the therapeutic, while 112 were not. Over the course of the study period, of the 28 patients with the deficiency, approximately 80% were diagnosed with the flu. It was also observed that of the 112 patients that did not have the deficiency, approximately 30% of this group were diagnosed with the flu.
In the near term, we anticipate entering into an SRA with UCD to conduct additional animal studies on the effectiveness of AAT as a treatment for influenza. We expect this agreement to be for approximately $440,000 over the two year duration of the study.
Cellular Transplantation and Graft Rejection
As previously discussed, in November 2008 we entered into the Cellular Transplant License with RUC. Researchers associated with the Company have hypothesized that AAT could be effective in reducing transplant rejection in various types of cellular and organ transplants. As reported above, a study was published in the Publications of the National Academy of Sciences in 2005 and 2008 that illustrated that AAT could be effective in treating Type 1 diabetes by, for example, reducing or eliminating transplantation rejection. One basic theory on why the therapeutic appears to be effective in the early mice studies is that it prevents or reduces an attack on the transplanted islets by the immune system or other method. Islet transplantation in Type 1 diabetes normally incurs a very high rejection (or cell death rate), and in these early studies, mice treated at a certain level with the therapeutic evidenced a 100% acceptance of the graft transplant.
Islets are cells that exist in the pancreas and are responsible for the production of insulin. Insulin is critical to the metabolism process in burning sugar and creating energy for the cells in the body. Sugar, if left unchecked by inadequate supplies of insulin, can result in weight gain, high blood pressure, cardiovascular disease, early blindness and stroke. A number of these conditions can result in early stages of death. Islet transplantation is a relatively simple one hour surgical procedure, but has been plagued with high levels of transplant rejection. This type of therapy in the human population could have a significant impact on the treatment of Type 1 diabetics. Typically, Type 1 islet transplantation occurs in very serious cases.
The high incidence of graft rejection by recipients decreases the number of islet transplant patients that can be treated due in part to the fact that a recipient who has rejected islets will likely undergo additional procedures, which causes additional drain on the supply of islet cells that can be used for transplant.
According to the Juvenile Diabetes Research Foundation International (www.jdrf.org), as many as three million Americans may have Type 1 diabetes. Each year over 15,000 children are diagnosed with diabetes in the U.S (approximately 40 children per day). We believe that AAT may arrest the loss of islets if treatment is initiated soon after diagnosis since there are residual beta cells at this early point in the disease progression.
We intend to enter into an SRA with UCD for the benefit of the laboratory of Dr. Charles Dinarello, and we estimate this agreement to be for approximately $975,000 over the expected three year duration of the study. At the present time, we believe that this SRA will focus on research for advancing and developing treatments of graft versus host disease (“GVHD”). GVHD occurs in a bone marrow transplant involving a donor and a recipient. Bone marrow transplantation is indicated for late stage cancer patients who have failed alternative therapies. Bone marrow is the soft tissue inside bones that helps form blood cells that are responsible for immune response. A donor other than an identical twin is normally a close, but not exact match to a recipient’s bone marrow. Differences between the donor and recipient’s bone marrow can cause T cells (a type of white blood cell) to attack the recipients body due to the foreign marrow being recognized as foreign substance by the T cells. Acute GVHD starts within the first three months of after transplantation, while chronic GVHD starts three months after transplantation. GVHD can last three years or longer.

Once a recipient has received a bone marrow transplant the recipient normally takes drugs that suppress the immune system, which helps reduce the severity or risk of incurring GVHD. Acute symptoms of GVHD can include abdominal pain and cramps, diarrhea, fever, jaundice, skin rash, vomiting and weight loss. Chronic symptoms can include dry eyes and mouth, hair loss, hepatitis, lung and digestive tract disorders and skin rash. Increased rates of infection due to immune system suppression can be commonplace.
Complications can include severe damage to the liver, lung or digestive tract, severe infection and severe lung disease. Some of these complications can lead to death. Mortality rates from GVHD depend on the degree of severity. Patients with no response to or progression can have mortality rates as high as 75% compared to 20-25% in those with a complete response. The overall survival rate is approximately 40-45%.
OTHER AAT INDICATIONS
Anthrax
The U.S. government in recent years has established a number of government programs including the Project Bioshield Act of 2004, which have provided funds to companies that are pursuing promising technologies for the prevention of or treatment of bio-hazard related diseases, including anthrax.
Our original plans to pursue a commercial application for an anthrax treatment utilizing AAT have been deferred due to our belief that our potential treatment for immunological diseases such as Type 1 or Type 2 diabetes or other broad spread infectious diseases, such as non-biohazard bacterial infection or viral infection, have a substantially greater opportunity of obtaining the requisite funding necessary to obtain regulatory approval. We are continuing to investigate options for governmental funding programs in the U.S. and in Europe, but have reduced our emphasis in this area commensurate with our belief that funding for biohazard programs in general has been reduced as a result of the current economic climate in both the U.S. and Europe.
Bacterial Pneumonia
Bacterial pneumonia in ICU’s is often caused by a class of organisms called gram-negative rods and account for a sizable percent of ICU-related deaths. These infections are challenging to treat because patients in the ICU are already weakened by serious underlying disease. Also, these gram-negative organisms are often resistant to the antibiotics used to treat these infections.
Our technology may be used to treat gram-negative rod pneumonias, and this approach has important advantages compared to standard antibiotic use. These advantages include the reduced possibility of bacterial mutation-induced resistance to this technology’s agents. Based in part on the mechanism of activity of this technology, we believe that a drug based on this concept would best work as a prophylactic agent that blocks the onset of pneumonia. It is less likely that this approach can be used as a treatment for bacterial pneumonia after infection has occurred. More research is needed, however, to investigate the possibility of benefit after pneumonia has occurred.
Mycobacterium Tuberculosis and Mycobacterium Avium Complex
Infection with tuberculosis (“TB”) is a global concern. According to the World Health Organization, in 2005, approximately one-third of the world population was infected with this organism and 1,600,000 worldwide deaths resulted from TB. The current antimicrobial agents used to treat TB must be administered for a prolonged period of time, in the range of 6 to 18 months. One growing concern is the detection of multi-drug resistant strains of TB that are difficult to treat with available anti-TB drugs and are on the rise. Some of these resistant strains of TB are all but incurable using currently available antibiotics. Our approach to TB treatment will be to use a different focus on alternative treatments than are currently available. It is possible that therapy based on our technology is impervious to mutated forms of TB, such as the multi-drug resistant strains of TB, because the targets that this potential technology therapy affects are part of the host and not part of the mycobacterium tuberculosis organism. Therefore, the target that the potential therapy treats does not change relative to the type of organism a patient is infected with and therapeutic effectiveness should not diminish.

Researchers at UCD have conducted numerous laboratory studies that support an anti-mycobacterial effect of this potential therapy. These studies have included investigation of the several molecules that are responsible for TB containment. The UCD researchers have demonstrated in laboratory testing that AAT blocks TB infection of human cells. This has been substantiated using at least two independent infection systems. Furthermore, the UCD researchers have replicated these successful studies using rapidly-growing mycobacteria (“RGM”) organisms that are related to TB.
Animal testing of this technology has been initiated through a study which was conducted at Colorado State University and funded by us, and these models can be used to demonstrate efficacy of a therapeutic against tuberculosis. We have used an animal model for our initial studies and these studies have had success in demonstrating efficacy of the potential therapeutic against tuberculosis. However, there is no proof that the potential therapy against TB and other mycobacterial will work in humans. Since we will not manufacture our own clinical therapeutic candidate (a drug has been utilized that is sold by a large biopharmaceutical company), it will be necessary to purchase candidate drugs from a manufacturer. Alternatively, this potential therapy could be licensed for its method of use to a manufacturer in exchange for royalties and additional compensation.
As stated earlier, there are three large pharmaceutical companies that manufacture approved AAT candidates, and at least two more AAT compositions are nearing approval in humans. An alternative isolated human form of AAT is currently under development by Kamada (Israel) and a recombinant form of AAT is under development by Arriva Pharmaceuticals, Inc. (CA). Preliminary information regarding these molecules indicates that they may lead to an improved form of AAT for potential use in our treatments of disease indications. In addition, the development of these molecules may allow for AAT to be delivered to patients by an alternative route, allow for improved dose ranges, and allow us to obtain AAT at a more favorable cost. Because TB is primarily a disease that affects the lungs, the capacity to deliver this agent in an aerosol form would permit high concentrations at the site where it is most needed.
On May 9, 2010, Kamada announced that it expects to receive FDA approval for its treatment of AAT deficiency in early July 2010.
RAW MATERIALS
We believe that raw materials and other supplies required in our business are generally available from various suppliers in quantities adequate to meet our needs. Potential suppliers of AAT include the following: Aralast NP® from Baxter Biotherapeutics; Prolastin® from Talecris Biotherapeutics, and Zemaira® from CSL Behring USA, all of which are currently FDA approved and used for treatment of emphysema among individuals with genetic deficiency of AAT.
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”) whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000 (the “Materials”), to Omni for use in the Clinical Trial described above. Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.
COMMERCIALIZATION AND COMPETITION
We plan to sub-contract to, or co-venture with companies that possess the infrastructure, expertise and large scale marketing capability to properly handle commercialization. The current exception to this plan would be to retain the direct marketing of drug products internally, where the prospective purchaser is the U.S. government or a federal agency. Marketing to the U.S. government as well as to other countries’ centralized purchasing departments would require marketing personnel.
We face intense competition from a wide range of pharmaceutical and biotechnology companies, as well as academic and research institutions and government agencies. Some of these competitors have substantially greater financial, marketing, research and development and human resources. Most large pharmaceutical companies have considerably more experience in undertaking clinical trials and in obtaining regulatory approval to market pharmaceutical products.

Principal competitive factors in our industry include:
•	the quality and breadth of an organization’s technology, research and development capabilities;
•	an organization’s intellectual property;
•	the skill of an organization’s employees and its ability to recruit and retain skilled employees;
•	an organization’s intellectual property;
•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
•	the availability of substantial capital resources to fund discovery, development and commercialization activities.
We believe that the quality and breadth of our technology platform, our patent portfolio, and our capabilities for research and drug development are competitive strengths. However, many large pharmaceutical and biotechnology companies have significantly larger intellectual property portfolios, substantially more capital resources and significantly more experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.
We are aware of products in research or development by our competitors that address all of the diseases we are targeting, and any of these products may compete with our product candidates. Our competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products. These products or technologies might render our technology obsolete or noncompetitive. Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, price, marketing and sales capability, reimbursement coverage and patent position.
GOVERNMENT REGULATION
Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products will be subject to rigorous preclinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, practice, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.
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
Clinical Testing. Typically, clinical testing involves a three-phase process, which generally lasts four to seven years, and sometimes longer:
•	Phase 1 clinical trials are conducted with a small number of subjects to determine the early safety profile and the pattern of drug distribution and metabolism.
•	Phase 2 clinical trials are conducted with groups of patients afflicted with a specified disease in order to provide enough data to evaluate preliminary efficacy and optimal dosages statistically and to expand evidence of safety.
•	Phase 3 clinical trials are large-scale, multi-center, comparative trials, which are designed to gather additional information for proper dosage and labeling of the drug and to demonstrate its overall safety and efficacy.
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
While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
MANUFACTURING
All of our potential pharmaceuticals are still in preclinical development and at this time we do not have, and do not intend to establish, manufacturing facilities to produce our product candidates in the near or long-term. We have identified several possible manufacturers, but have not concluded any agreements with them.
BACKLOG
Since inception, we have not recognized any revenue and have no products for sale. Accordingly, we had no customer backlog as of March 31, 2010 and March 31, 2009.
EMPLOYEES
As of March 31, 2010, we had two employees and a consulting arrangement with our Acting Chief Executive Officer.
ENVIRONMENTAL COMPLIANCE
We do not expect environmental laws to have any material impact on us.

HOW TO OBTAIN OUR SEC FILINGS
We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC’s website at www.sec.gov.
Our investor relations department can be contacted at our principal executive office located at 5350 South Roslyn, Suite 430, Greenwood Village, CO 80111. Our phone number at our headquarters is (303) 867-3415 and our website is www.omnibiopharma.com.

ITEM 1A.	RISK FACTORS.
Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.
FINANCIAL AND MARKET RISKS
Since inception, we have not had any revenue and have incurred operating losses, and our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.
As a development-stage company, we have no operating history and have not commercialized any products or generated any revenue since our inception. We have incurred losses in each year since our inception. Our net losses were $5.0 million, $4.5 million and $1.8 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively, and as of March 31, 2010, we had an accumulated deficit of $12.5 million. As a result of these factors, for the fiscal years ended March 31, 2010, 2009 and 2008, our independent registered public accounting firm has issued qualified reports on our financial statements and have expressed substantial doubt about our ability to continue as a going concern. Provided that sufficient funding is available, we expect to continue to incur significant operating losses in the foreseeable future, as we continue our research activities, conduct the development of, and seek regulatory approvals for, our product candidates. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development-stage companies and the competitive environment of the biotechnology industry. There can be no assurance that we will be able to develop a revenue source or that our operations will become profitable.
To pursue our current business strategy and continue developing our products, we will need substantial additional funding in the future. If we do not obtain this funding on acceptable terms, we may not be able to continue our business and generate enough revenue to recover our investment in our product development efforts.
We have expended, and will continue to expend, substantial funds to continue our research and development programs and human studies. To date, we have financed our research and development efforts through the issuance of equity securities. We will need additional financing to fund our operating expenses and capital requirements. We may not be able to obtain additional financing on acceptable terms, or at all. If we are able to raise additional funds by issuing equity securities or equity-linked securities, the new equity securities may dilute the interests of our existing stockholders. Debt financing, if available, may involve agreements containing covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures or declaring dividends.
Our future capital requirements will depend on many factors, including, without limitation:
•	the amount of revenue or cost sharing, if any, that we are able to obtain from others, any approved products, and the time and costs required to achieve those revenues;
•	the timing, scope and results of preclinical studies and clinical trials;
•	the size and complexity of our development programs;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of launching our products;

•	the costs of commercializing our products, including marketing, promotional, sales and distribution costs;
•	our ability to establish and maintain collaboration partnerships;
•	competing technological and market developments;
•	the costs involved in filing, prosecuting and enforcing patent claims; and
•	scientific progress in our research and development programs.
If we are unable to raise additional funds, we may, among other things:
•	delay, scale back or eliminate some or all of our research and development programs;
•	delay, scale back or eliminate some or all of our commercialization activities;
•	lose rights under existing licenses;
•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
•	be unable to operate as a going concern.
Our business and results of operations may be negatively impacted by general economic and financial market conditions and such conditions may exacerbate the other risks that affect our business.
The world’s financial markets are currently experiencing significant turmoil, resulting in reductions in available credit, constraints in access to capital, extreme volatility in security prices, rating downgrades of investments and reduced valuations of securities generally. These economic conditions have had, and we expect will continue to have, an adverse impact on the pharmaceutical and biotechnology industries. Our business depends on our ability to raise substantial additional capital and to enter into collaborative research, development and commercialization agreements. Current market conditions could impair our ability to raise additional capital when needed for our research and development programs, or on attractive terms. Recent economic conditions may reduce the amount of discretionary investment that our prospective collaborators may have available to invest in our business. This may result in prospective collaborators electing to defer entering into collaborative agreements with us. A reduction in research and development funding, even if economic conditions improve, would significantly adversely impact our business, operating results and financial condition.
We are unable to predict the likely duration and severity of the current disruption in financial markets and adverse economic conditions in the U.S. and abroad, but the longer the duration the greater risks we face in operating our business. There can be no assurance, therefore, that current economic conditions or worsening economic conditions or a prolonged or recurring recession will not have a significant adverse impact on our operating results.
Our insurance policies are expensive and may not protect us from all business risks, which may leave us exposed to significant, uninsured liabilities.
We carry insurance based on management’s and our Board’s assessment of related risk that our business may encounter. Currently, we believe overall coverage to be adequate based on the development stage of the Company. Our lack of liquidity generally requires us to pay higher than average premiums for certain insurance coverages. In addition, such coverages contain deductibles that we consider significant to our cash available for operations. In the future, we do not know if we will be able to obtain insurance with adequate levels of coverage or, if available, able to afford the premiums. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
Certain accounting judgments made by our management may prove to be incorrect.
Under accounting principles generally accepted in the United States of America (“US GAAP”), we are required to estimate the fair value of warrants granted as share-based compensation, which include warrants issued to our officers, directors and consultants. Share-based compensation is reported in our financial statements under general and administrative expenses. The Financial Accounting Standards Board’s pronouncement, ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”), defines fair value and establishes a framework for measuring fair value. Because our common stock is not actively traded as defined under ASC Topic 820, the valuation of these warrant grants requires significant judgment by our management. The SEC is currently reviewing our fair value determinations through the SEC’s comment letter process. If the SEC takes exception to our fair value determinations, we may be required to restate the share-based compensation as reported in our financial statements.

PRODUCT DEVELOPMENT AND COMMERCIALIZATION RISKS
Our product development efforts depend on the development of novel compositions and new methods of use for existing drugs, which have not been commercialized.
Our product development work depends on our development of novel compositions and new methods of use for existing drugs and on the marketability, commercialization and profitability of such products. Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:
•	These technologies or any or all of the products based on these technologies may be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;
•	The products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
•	Proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and
•	Third parties may market superior or equivalent products.
We have limited experience in developing and commercializing products.
Our ability to develop and commercialize products will depend on our ability to:
•	develop products;
•	complete laboratory testing and human studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;
•	enter into arrangements with third parties to manufacture our products on our behalf; and
•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.
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
Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
•	our inability to manufacture sufficient quantities of materials for use in clinical trials;
•	variability in the number and types of patients available for each study;

•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	poor or unanticipated effectiveness of products during the clinical trials; or
•	government or regulatory delays.
Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether planned clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring products to market before we do and impair our ability to commercialize our products or product candidates.
Because we will depend on third parties to conduct our human studies, we may encounter delays in, or lose some control over, our efforts to develop products.
We do not have the ability to independently conduct the clinical trials required to obtain regulatory approval for our products. We expect to contract with third-party research organizations to conduct all of our human studies. If we are unable to obtain necessary services on acceptable terms or at all, we may not complete our product development efforts in a timely manner.
Because we will rely on third parties for successful execution of our clinical trials, we will not be able to control many aspects of their activities. We will, however, remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and the FDA requires us to comply with certain standards, commonly referred to as Good Clinical Practices, for conducting and recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.
Our business and products may subject us to the risk of product liability claims.
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face increased risk if we commercially sell any products that we develop. There can be no assurance that any insurance coverage that we obtain with respect to product liability will be adequate to protect us from liabilities that we might incur in connection with clinical trials or the commercialization of our products. Product liability insurance is expensive and may not be available on acceptable terms, or at all. Successful product liability claims brought against us in excess of our insurance coverage would have a material adverse effect on our business. In addition, product liability claims, whether or not successful, may result in decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants, defense costs and difficulty commercializing our product candidates.
We depend on, and will continue to depend on, collaboration with and licenses from third parties, and if we are not able to enter into and/or continue such collaborations or licenses, we may not be able to further develop our products without substantial additional expenditures and delays, if at all.
In addition to maintaining our collaborative relationship with UCD, our strategy for the development, clinical testing, manufacturing and commercialization of our proposed products includes entering into various collaborations with corporate partners, licensors, licensees and other third parties in the future, and is dependent on the subsequent success of these third parties in performing their responsibilities. We intend to seek to enter into additional arrangements with other collaborators, although there can be no assurance that we will be able to enter into such collaborations and licenses, or, to the extent that we do, that such collaborations will be successful. Further, there can be no assurance that any future arrangements we may enter into will lead to the development of our products with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements or that we will be able to insure the confidentiality of any proprietary rights and information developed in such collaborative arrangements or prevent the public disclosure thereof.
In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that we will be able to extend any of our product collaborative agreements on their termination or expiration, or that we will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent we choose not to or are unable to establish any additional collaborative arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products into certain markets or find that the development, manufacture or sale of our proposed products in such markets is adversely affected by the absence of such collaborative agreements.

We will depend on others to manufacture our products, and we may be unable to fully control the supply of our products to the market.
We have not yet manufactured any products for commercial use. We intend to contract with third party manufacturers to obtain manufacturing capabilities. Our ability to manufacture and supply our future products will depend on our ability to enter into and maintain acceptable collaborative arrangements with such third parties, and we will depend on those parties to comply with acceptable manufacturing practices and other regulatory requirements and to deliver materials on a timely basis. These parties may not perform satisfactorily. There can be no assurance that such parties will be able to supply our products in the required quantities, in compliance with our quality standards or at acceptable costs. Any product defects or production delays caused by such third party manufacturers may delay our development of products, the submission of the products for regulatory approval and the marketability of such products.
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
The commercial success of any products that we may develop will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.
Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:
•	the prevalence and severity of any side effects;
•	the efficacy and potential advantages of alternative treatments;
•	the prices of our product candidates;
•	the willingness of physicians to prescribe our products; and
•	sufficient third-party coverage or reimbursement.
If we are not successful in commercializing our products that have been approved for commercial sale, we may be unable to recover the large investment we have made and plan to make in research and development efforts.
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
If we lose our right to license and use of certain critical intellectual property from UCD for any reason, our business would be in jeopardy.
If we breach or fail to perform the material conditions of, including our payment obligations under, or fail to extend the term of the agreements under which we license critical intellectual property from UCD, we may lose all or some of our rights to such intellectual property, and such loss would have a material adverse effect on our business. If we lost our rights to such intellectual property, we would need to find existing alternative, non-infringing technology, if any exists, or develop new technology ourselves. The pursuit of any such alternative would cause significant delay in the development and commercialization of our proposed products.

We may rely on patents and proprietary rights that may fail to protect our business.
Although we have obtained licenses to use the rights under certain patent applications that have been filed with the USPTO, we may not be able to obtain the protection necessary to fully cover our proposed activities. Our success will also depend on our ability to operate without infringing the proprietary rights of other parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions and the scope of claims made under these patents are still developing. There is no consistent policy regarding the breadth of claims allowed in biotechnology patents. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual questions.
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
REGULATORY RISKS
Because we are subject to extensive changing government regulatory requirements, we may be unable to obtain government approval of our products in a timely manner or at all.
Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous preclinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries, such as Europe and Japan. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes and regulations, or changes in regulatory review for each product application may delay or prevent regulatory approval of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may require additional preclinical, clinical or other studies. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.
If we or our third-party manufacturers or suppliers fail to comply with ongoing FDA or other regulatory authority requirements, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market.
Rigorous and extensive regulation by the FDA and other domestic and foreign regulatory bodies continues after approval, particularly with respect to compliance with current good manufacturing practices, reporting of adverse effects, advertising, promotion and marketing. Particularly, we and our third-party manufacturers will be required to comply with the FDA’s regulations covering manufacturing, design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the products for which we obtain approval. These regulations are enforced through periodic inspections. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.

Failure to obtain regulatory approval in international jurisdictions would prevent us from marketing our products abroad.
We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be just as rigorous, costly and uncertain as in the U.S. and may require additional testing and review. The time required to obtain approval may be longer than that required to obtain FDA approval and may involve additional risks. Approval of our products by the FDA does not ensure approval by regulatory authorities in foreign jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign jurisdictions or the FDA. We may not obtain foreign regulatory approvals on a timely basis, if at all.
OTHER RISKS RELATED TO OUR BUSINESS
If we lose or are unable to attract key management or other personnel, we may experience delays in product development.
We are highly dependent on the services of our senior executive officers as well as other scientists and consultants, particularly, Dr. Charles Dinarello and Dr. Leland Shapiro. If either Dr. Dinarello or Dr. Shapiro decides to terminate his business relationship with us, this could delay the commercialization of our products or prevent us from becoming profitable. Competition for qualified individuals is intense among pharmaceutical and biotechnology companies, and the loss of qualified individuals, or an inability to attract, retain and motivate additional highly skilled individuals required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products. Currently, we do not carry key-man life insurance policies on any of our key personnel.
If the health care system or reimbursement policies change, the prices of our potential products may be lower than expected and our potential sales may decline.
The levels of revenues and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S. there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act. In addition, in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payers, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. We cannot assure you that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
We may not be able to successfully compete against companies in our industry with greater resources or otherwise.
The development and commercialization of new drugs is highly competitive. We face competition with respect to our current product candidates and any products we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing. Our competitors may also obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours.

There are approved products on the market for all of the diseases and indications for which we are developing products. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we receive marketing approval.
Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.
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
Provisions of our articles of incorporation and bylaws, as well as provisions of the Colorado Business Corporation Act, may discourage, delay or prevent a change in control of our company or other transactions that you as a stockholder may consider favorable and may be in your best interest. Our articles of incorporation and bylaws contain provisions that:
•	authorize the issuance of up to 5,000,000 shares of “blank check” preferred stock that could be issued by our board of directors to increase the number of outstanding shares and discourage a takeover attempt; and
•	limit who may call special meetings of stockholders.
Our stock price is expected to be volatile.
The future market price of our common stock could fluctuate widely because of:
•	the minimal amount of “public float” in our stock, which is significantly affected by a substantial amount of our shares being ‘locked-up” from trading until March 31, 2011 and, in some instances, March 31, 2012;
•	our current stock transfer agent’s requirement for physical delivery of all transacted shares of our common stock, which may restrict their ability to be transferred as promptly as shares that are transacted through electronic transfer;
•	future announcements about our company or our competitors, including the results of testing; technological innovations or new commercial products;
•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;
•	changes in government regulations;
•	changes in general economic conditions and in the biotechnology industry;
•	developments in our relationships with our partners;
•	developments affecting our partners;
•	announcements relating to health care reform and reimbursement levels for new drugs;
•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;
•	litigation; and
•	public concern as to the safety of our products.
The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

The applicability of “penny stock rules” to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock.
Trading in our shares is subject to the “penny stock rules” adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that (i) are not listed on an exchange, (ii) may be listed in the “Pink Sheets” or the OTC Bulletin Board, (iii) have common stock priced under $5.00 per share, (iv) have a tangible net worth of less than $5,000,000 if they have been operating for less than three years or less than $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Broker-dealers must also comply with certain disclosure requirements prior to executing any transaction involving a penny stock. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of shareholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.
The disclosure requirements under the penny stock rules may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You will also find it difficult to obtain accurate information about, and/or quotations as to the price of our common stock.
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
As of the date hereof, we have no unresolved comments from the staff of the SEC that have been outstanding for more than 180 days. However, we are currently in the process of responding to comments from the staff of the SEC, including comments relating to the valuation of certain warrant grants to officers, directors and consultants that were made during the fiscal year ended March 31, 2010. See “Risk Factors” under “Financial and Market Risks.”

ITEM 2.	PROPERTIES.
We currently lease approximately 1,100 square feet for our corporate office. Our address is 5350 South Roslyn Street, Suite 430, Greenwood Village, CO 80111.

ITEM 3.	LEGAL PROCEEDINGS.
We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Our common stock is currently traded on the Over the Counter Bulletin Board (the “OTCBB”) maintained by the Financial Industry Regulatory Authority under the symbol OMBP. Our common stock began trading on the OTCBB in December 2007. The following table sets forth the range of high and low bid quotations for our common stock during each calendar quarter beginning June 30, 2008 and ending March 31, 2010. The figures have been rounded to the nearest whole cent.

	High	Low

March 31, 2010	$12.00	$7.50
December 31, 2009	$15.00	$11.05
September 30, 2009	$15.00	$8.00
June 30, 2009	$13.50	$0.50

March 31, 2009	$0.55	$0.50
December 31, 2008	$1.01	$0.55
September 30, 2008	$0.55	$0.20
June 30, 2008	$1.05	$1.01
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Number of Shareholders of Record and Dividends
The number of shareholders of record of the Company’s issued and outstanding common stock as of June 15, 2010 was approximately 350. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during the periods reported herein nor do we anticipate paying dividends in the foreseeable future.
Recent Sales of Unregistered Securities
In December 2009 and January 2010, we accepted subscription agreements related to the sale of Units in a private placement securities offering (the “Private Placement”) to accredited investors pursuant to section 4(2) of the Securities Act, as amended, and Rule 506 promulgated thereunder. Each “Private Placement Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per Private Placement Unit (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable at $3.75 through December 29, 2014. We completed the Private Placement in multiple closings in December 2009 and January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”). We sold 794,260 Private Placement Units and netted cash proceeds of $1,786,890, after deducting commissions and expenses paid to GVC, who served as the placement agent for the Private Placement and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC, as the placement agent, warrants to purchase 20% of the total number of Private Place Units sold in the Private Placement, 79,426 of which are exercisable at a price of $2.50 per share and 79,426 of which are exercisable at $3.75 per share (collectively, the “Private Placement PA Warrants”). The Private Placement PA Warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date. The sales and issuances of the securities described above were conducted pursuant to Section 4(2) of the Act and Rule 506 promulgated thereunder.

Warrant Exercises under Cashless Exercise Provisions
During the quarter ended March 31, 2010, certain investors exercised common stock purchase warrants under cashless exercise provisions. The following table represents the net shares surrendered in these cashless warrant exercises.

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	of Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs)

February 1 to February 28, 2010	7,040	$12.50	—	—

March 1 to March 31, 2010	3,824	$10.79	—	—

TOTAL	10,864	$11.90	—	—

Performance Graph
The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Our stock was initially listed on the OTCBB on December 21, 2007, the date of formation of the Company and the date that our shares began to trade publicly. The graph assumes an investment of $100 on December 21, 2007 and reinvestments of all dividends and other distributions.

		For the Year Ended December 31,		For the Year Ended March 31,
	12/21/2007	2007	2008	3/31/09 (1)	3/31/10

Omni Bio Pharmaceutical, Inc.	$100.00	$100.00	$44.00	$40.00	$808.00
NASDAQ Composite Index	$100.00	$98.52	$58.58	$56.78	$89.08
NASDAQ Biotechnology Index	$100.00	$97.78	$85.43	$79.96	$109.96

(1)	The Company changed its year end effective March 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.
The fiscal years ended March 31, 2010, 2009, and 2008 statements of operations data, and the fiscal years March 31, 2010 and 2009 balance sheet data, have been derived from our consolidated financial statements and notes appearing in Item 15 of this report. The statement of operations and balance sheet data for the fiscal year ended March 31, 2007 and for the period from February 28, 2006 (Inception) through March 31, 2006 have been derived from our historical financial statements for those years.
The financial statements for the fiscal years ended March 31, 2008 and 2007 and for the period from February 28, 2006 (Inception) through March 31, 2006 are those of the accounting predecessor, Apro Bio.
The following table should be read in conjunction with our consolidated financial statements and associated notes found in Item 15 of this report.

					February 28,
					2006 (Inception)
	Years Ended March 31,				through March
	2010	2009	2008	2007	31, 2006

Statements of Operations Data:

Net sales	$—	$—	$—	$—	$—
Loss from operations (1)	(4,489,190)	(1,992,983)	(1,763,142)	(1,095,154)	(2,714)
Net loss (1) (2)	(5,025,352)	(4,544,521)	(1,812,567)	(1,100,674)	(2,714)
Net loss per share — basic and diluted	(0.19)	(0.25)	(0.16)	(0.10)	—

Balance Sheet Data:

Cash and cash equivalents	1,802,366	1,805,395	17,309	46,748	7,305
Total assets	1,880,378	1,901,717	65,702	70,446	7,305
Long-term debt	—	10,000	—	—	—

(1)	The loss from operations and net loss for the years ended March 31, 2010, 2009, 2008 and 2007 included share-based compensation in the amounts of $2,013,750, $740,251, $692,638, and $32,925, respectively.

(2)	The net loss for the fiscal years ended March 31, 2010 and 2009 included non-cash charges related to the issuance of common stock purchase warrants to investors and related parties and modifications of certain common stock purchase warrants held by investors in the amounts of $1,998,000 and $2,504,273, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
On March 31, 2009, Across America completed the acquisition of Apro Bio pursuant to the Merger. On May 27, 2009 Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).
The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni.
Except as the context otherwise requires, the terms “Company,” “we,” “our, “us” or “Omni,” means Omni and our wholly-owned subsidiary, Omni Bio Operating, Inc.

Overview
We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials quickly, shepherd them through the FDA approval processes and advance them through to commercialization. This core strategy is based on licensing issued and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 Antitrypsin (“AAT”), which has come off of its initial patents. AAT is currently used as a therapeutically effective treatment for a genetic deficiency and the treatment for a pulmonary disorder that is unrelated to our licensed intellectual property. Omni is the licensee of three patent portfolios from the University of Colorado Denver (“UCD”) (formerly known as the University of Health Sciences Center). These patent portfolios are comprised of 1 issued and 21 pending patent applications. In addition, we have received two notices of allowance related to filed applications.
With respect to the licensed technologies, we have licensed patent applications and patents related to methods of use for AAT and novel compositions of matter and their uses from UCD. We are currently focusing on four areas: bacterial disorders, viral disorders, complications due to graft rejection and diabetes. One license agreement from UCD relates to treating transplantation rejection. Transplantation rejection includes cellular and organ transplant rejection. One focus related to cellular transplantation is islet cell transplantation for the treatment of some diabetics and the treatment of diabetes in general. A second license agreement relates to the treatment and/or prevention of bacterial disorders, including bacterial pneumonia, tuberculosis and biowarfare agents such as anthrax. The third license agreement focuses on the treatment and/or prevention of viral disorders. With this third license, we have licensed a patent, United States Patent No. 6,849,605, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections, which covers treatment of HIV. Additionally, we have licensed patent applications for the treatment of other viral-associated disorders such as epidemic influenza, including H1N1 related strains.
Other than the agreements with UCD, we have licensed and intend to pursue additional licenses to more thoroughly cover and commercialize a patent portfolio from Bio Holding, Inc. (“Bio Holding”), an entity affiliated with our Principal Investigator, Dr. Leland Shapiro. A component of these applications involves uses of AAT to treat a variety of indications related to the indications targeted by UCD.
Several companies currently sell products of the FDA-approved drug, AAT, for the treatment of genetic deficiency and the treatment for a pulmonary disorder (brand name in parenthesis): (i) Baxter Biotherapeutics (Aralast NP), (ii) CSL Behring USA (Zemaira), and (iii) Talecris Biotherapeutics, Inc.( Prolastin-C (R)). The UCD and Bio Holding licensed technologies focus on alternative uses of these commercially available products, including other forms of AAT and AAT derivatives related to treatment and/or prevention of bacterial disorders, viral disorders, cell rejection/graft rejection and diabetes.
To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund Sponsored Research Agreements (“SRAs”) related to the licenses from UCD in effort to further research related to bacterial disorders, viral disorders and cellular transplantation/graft rejection and diabetes-related disorders, and to fund our recently approved clinical trial in Type 1 diabetes.
We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD. This can provide us with a specific scientific budget for funding each application, without the substantial cost of carrying-out basic research internally. Work contracted with UCD or other research institutions is expected to provide a contractually guaranteed work product, generally consisting of pre-clinical testing at predetermined costs, which increases the viability of our financial forecasting. With this approach, we expect to be able to work with each project’s lead scientists, overseeing patent application projects and closely managing our corporate overhead. This should allow most of our expenses to be concentrated on research and development efforts and prosecuting the patent applications we have licensed. Future research essential for developing these strategies will be conducted in accordance with our world-wide licensing rights and our existing and expected future SRAs with UCD.

Recent Developments
Clinical Trial on Type I Diabetes
In December 2009, we received the approval of a protocol related to a proposed trial of AAT on patients diagnosed with Type I diabetes from the regional Institutional Review Board (“IRB”) at a unit of UCD. Subsequent to this approval, we filed with the FDA an Investigational New Drug Application (“IND”) for the use of AAT on Type I diabetes and to sponsor a clinical trial. AAT has received prior FDA approval as a biological treatment of emphysema.
On June 7, 2010, Omni Bio Operating, Inc. (the “Sponsor”), a wholly-owned subsidiary of Omni, the Regents of the University of Colorado (the “Regents”) and The Barbara Davis Center (collectively with the Regents, the “Institution”), and Dr. Peter Gottlieb (the “Principal Investigator”) (the Institution and the Principal Investigator collectively referred to as the “Site”) entered into an Investigational Site Agreement (the “Agreement”), whereby the Institution, acting on behalf of the Sponsor, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. Omni was required to make an initial deposit of $365,000 upon execution of the Agreement.
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”) whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000 (the “Materials”), to Omni for use in the Clinical Trial as described above. Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.
License And Sponsored Research Agreements
Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (“RUC”) on behalf of UCD relating to anthrax, tuberculosis and bacterial pneumonia. RUC granted us an exclusive worldwide license to use intellectual property covered by various U.S. provisional patent applications filed by UCD. At the same time, we entered into a three year SRA with UCD for research to be undertaken by UCD related to the development of the licensed technology for anthrax and bacterial pneumonia (the “Bacterial SRA”). Under the Bacterial SRA, we were required to make payments aggregating $1,097,460 over the three-year period. On January 9, 2009 we amended the agreement to extend the required payments due in the final year. The revised payment terms were for four quarterly payments due on April 1, 2009, July 1, 2009, October 1, 2009 and January 1, 2010. We made our final payment under this SRA in January 2010 and have no further obligation under this SRA. Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the United States Patent and Trademark Office (“USPTO”) as well as international offices, which include Japan, Canada and Europe.
Viral Disorders License
On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders. Some of these disorders include, but are not limited to, HIV and influenza (the “Viral License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the USPTO. In addition, we are negotiating an SRA related to research and advancement of this licensed technology. We expect that upon execution of the SRA, our financial obligation will total approximately $440,000, payable quarterly over two years.

Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection (the “Cellular Transplant License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe. In addition, we are negotiating an SRA related to research and advancement of this licensed technology. The estimate related to our financial obligation under this SRA will total approximately $975,000, payable quarterly over three years.
License Agreement with Bio Holding, Inc.
On September 28, 2009, we entered into a license agreement (the “License Agreement”) with Bio Holding pursuant to which we obtained an exclusive license to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”). We also agreed to enter into an SRA with UCD for the benefit of Dr. Leland Shapiro’s laboratory related to the License Agreement. We are presently in discussions regarding this SRA, and expect our payment under this SRA to be approximately $88,000.
Under the terms of the License Agreement, we may not sublicense, assign or otherwise transfer its rights in the Licensed Technology without the prior written consent of Bio Holding. In addition, we have a right of first refusal to license any intellectual property owned by Bio Holding that is not part of the license Agreement. Dr. Leland Shapiro, who is our Principal Investigator and currently the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.
Future royalty payments under the above license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties

May 15, 2006	Bacterial	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:
•	The continued expected growth in the biopharmaceutical sector;
•	Our ability to license key intellectual property and protect our current intellectual property relating to our development of therapies;
•	Our ability to fund and enter into SRAs and clinical trials necessary for our development of therapies;
•	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
•	Our ability to shepherd potential therapies through the FDA approval process; and
•	Our ability to compete against companies in our industry with greater resources.
Results of Operations — Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009
The following discussion relates to Omni’s operations for the year ended March 31, 2010 (“fiscal year 2010”) as compared to the year ended March 31, 2009 (“fiscal year 2009”).
Net loss — For fiscal year 2010, we reported a net loss of $5,025,352 as compared to a net loss $4,544,521 for fiscal year 2009, an increase of $480,831. We have not reported any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses — General and administrative expenses for fiscal year 2010 were $2,994,190, which included $2,013,750 of share-based compensation, as compared to $1,031,911 for fiscal year 2009, which included $740,251 of share-based compensation. Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue since inception and closely monitor operating expenses to manage and control cash. Management also believes this measure is helpful to investors so they can better understand our cash expenditures. Accordingly, excluding share-based compensation, general and administrative expenses for fiscal year 2010 were $980,440 as compared to $291,660 for fiscal year 2009, an increase of $688,780 or approximately 236%. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in fiscal year 2010 and not incurred for fiscal year 2009, as we were not an SEC reporting company until March 31, 2009. Also in fiscal year 2010, we had significant increases in legal expenses associated with patents related to our licensing arrangements and consulting and scientific advisory expenses as compared to fiscal year 2009.
Other operating expense — In fiscal year 2010, we executed the License Agreement with Bio Holding, a related party, whose majority shareholder is a significant shareholder of Omni. We paid a license fee of $25,000 and issued to the minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00. The value of the warrant was calculated at $1,470,000 using the Black-Scholes pricing model, and this amount was recorded as a non-cash operating expense for fiscal year 2010. For fiscal year 2009, we incurred non-cash operating expenses in the amount of $719,772 associated with issuances of shares of our common stock to the University of License Equity Holdings, Inc., a beneficiary of RUC, that were required under anti-dilution provisions associated with our licenses for viral disease treatment and cellular transplantation/graft rejection.
Research and development — Research and development expenses for fiscal year 2010 were $-0- as compared to $241,300 in fiscal year 2009. The decrease was primarily attributable to having no SRAs in place with UCD in the areas of viral disease treatment and cellular transplantation and graft rejection, and no SRA executed with Bio Holding for diabetes treatment associated with the license executed with Bio Holding. We anticipate executing these three SRAs during calendar year 2010.

Other non-operating expenses — For fiscal year 2010, we recognized accretion expense on notes payable with related parties of $12,000 as compared to $41,125 for fiscal year 2009. The decrease was primarily the result of the conversion of one of the notes in conjunction with a private placement equity offering (the “PP Offering”) that was completed on March 31, 2009. All unamortized discount on this note was expensed upon the conversion of the note on March 31, 2009. For fiscal year 2009, we recorded non-cash charges for the issuances of common stock purchase warrants issuances to investors and related parties of $2,354,587 as compared to $-0- for fiscal year 2010. The decrease was a result of the warrant issuances to outside investors and related parties in conjunction with the Merger and the PP Offering that were completed on March 31, 2009. Charges for modifications to outstanding warrants for fiscal year 2010 were $528,000 as compared $152,686 for fiscal year 2009. This increase was primarily due a larger number of warrants that were modified in fiscal year 2010 as compared to fiscal year 2009.
Interest income/expense net — For fiscal year 2010, we recorded net interest income of $3,838 as compared to net interest expense of $6,140 for fiscal year 2009. The net increase in interest income for fiscal year 2010 was primarily due to interest earned on an interest-bearing cash account that had a significant balance for the majority of the fiscal year as a result of our private placement equity offering that occurred during December 2009 and January 2010 (the “Private Placement”).
Results of Operations — Fiscal Year Ended March 31, 2009 Compared to Fiscal Year Ended March 31, 2008
The following discussion relates to Omni’s operations for fiscal year 2009 as compared to the year ended March 31, 2008 (“fiscal year 2008”).
Net loss — For fiscal year 2009, we reported a net loss of $4,544,521 as compared to a net loss of $1,812,567 for fiscal year 2008, an increase of $2,741,954. This increase was primarily due to non-cash charges of $2,504,273 associated with the issuances of common stock purchase warrants (“warrants”) pursuant to the Merger as well as in the PP Offering, both of which occurred on March 31, 2009. Other significant non-cash charges were our common stock issuances to CU as required under our license agreements, which totaled approximately $720,000 in fiscal year 2009 as compared to approximately $11,000 in fiscal year 2008, and a charge recorded in fiscal year 2009 of approximately $153,000 related to modifications of certain terms of warrants held by related parties. We did not report any revenue in fiscal year 2009 or 2008 or since inception.
General and administrative expenses — General and administrative expenses for fiscal year 2009 were $1,031,911, and included $740,251 of share-based compensation, as compared to $1,366,976 in fiscal year 2008, which included $692,638 of share-based compensation. As previously disclosed, management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in fiscal year 2009 were $291,660 as compared to $674,338 for fiscal year 2008, a decrease of $382,678 or approximately 57%. This decrease was primarily due to significantly lower employee compensation and related payroll taxes in fiscal year 2009 as a result of the departure of our CEO during the first quarter of fiscal year 2009 and our COO during the third quarter of fiscal year 2009. Further, as part of settlement agreements with both individuals, our committed pay-outs resulted in a reduction in compensation expense in fiscal year 2009 for previously accrued compensation pertaining to both fiscal years 2008 and 2009.
Research and development — Research and development expenses for fiscal year 2009 were $241,300 as compared to $385,437 in fiscal year 2008, a decrease of $144,137 or approximately 37%. The decrease was primarily attributable to our inability to continue funding of research activities at UCD due to cash availability constraints.
Other non-operating expenses — Accretion expense on notes payable with related parties for fiscal year 2009 was $41,125 for fiscal year 2009 as compared to $-0- for fiscal year 2008. During fiscal year 2009, we executed two notes payable with related parties in the aggregate amount of $100,000. Both notes were issued along with detachable warrants and were recorded at a discount based on the allocation of proceeds to both the notes and warrants as required under US GAAP. We accreted these discounts over the terms of the notes, and one of the notes was converted in conjunction with the PP Offering that was completed on March 31, 2009. All unamortized discount on this note was expensed upon the conversion of the note on March 31, 2009. Charges for the issuances of common stock purchase warrants issuances to investors and related parties for fiscal year 2009 was $2,354,587 and was attributable to the warrant issuances to outside investors and related parties in conjunction with the Merger and the PP Offering. Charges for modifications to outstanding warrants for fiscal year 2009 were $152,686 as compared to $-0- for fiscal year 2008. This increase was a result of modifications to warrants in fiscal year 2009 and no modifications to warrants in fiscal year 2008.

Interest expense — Interest expense for fiscal year 2009 was $6,140 as compared to $49,425 for fiscal year 2008, primarily due to lower debt outstanding during fiscal year 2009.
Warrant Issuances for Fiscal Year 2010
During fiscal year 2010, we granted the following warrants to officers, directors and consultants. All related expense was recorded as share-based compensation and included in general and administrative expenses. Further detail on the respective share-based compensation charges is disclosed in Note 9 to our consolidated financial statements included under Item 15 of this report.
On April 7, 2009, we granted a warrant to our acting chief executive officer to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share. Shares under this warrant vest as follows: 200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010. This warrant expires on April 7, 2016. We valued these warrants at $529,975 using the Black-Scholes model.
On April 15, 2009, we granted a warrant to our chief financial officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016. We valued this warrant at $44,165 using the Black-Scholes model.
On April 1, 2009, we granted a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009. This warrant expires on April 1, 2014. We valued this warrant at $35,927 using the Black-Scholes model.
On July 30, 2009 and pursuant to our compensation program for directors (whereby a director receives a grant of 100,000 warrants in the first year of service and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”). Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016. A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016. We valued these warrants at $688,908 using the Black-Scholes model.
Pursuant to Board approval on July 30, 2009, on August 6, 2009 we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on August 6, 2016 to a director for a second year of service. The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $125,256 using the Black-Scholes model.
Pursuant to Board approval on July 30, 2009, on October 1, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 1, 2016 to a director for his second year of service. The warrants vest on September 30, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $124,854 using the Black-Scholes model.
On October 12, 2009, our Board appointed a new director as a result of a resignation of a Board director. All previously recorded share-based compensation related to the unvested warrants held by this director was reversed in the December 2009 quarter. Also on October 12, 2009, we granted 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year of service as a director. The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $249,709 using the Black-Scholes model.
On October 12, 2009 and as consideration for consulting service agreements that we executed with a director and a member of our scientific advisory board, we granted to these two individuals 50,000 and 100,000 common stock purchase warrants, respectively, exercisable at $3.00 per share and expiring October 12, 2014. The warrants vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $338,272 using the Black-Scholes model.

On December 16, 2009, our Board approved the grant to our acting chief executive officer of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company. We valued these warrants at $1,498,251 using the Black-Scholes model.
On December 16, 2009, our Board approved the grant to our chief financial officer of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company. We valued these warrants at $749,126 using the Black-Scholes model.
As of December 31, 2009, we recorded $9,999 in share-based compensation for shares of our common stock to be issued pursuant to a consulting agreement that we executed during the December 2009 quarter.
On February 4, 2010, our Board approved the grant of 100,000 common stock purchase warrants to a member of our scientific advisory board as consideration for an amendment to his consulting agreement to provide additional services to Omni. The warrants are exercisable at $3.00 per share, expire on February 4, 2015 and vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $225,723 using the Black-Scholes model.
On March 31, 2010, our Board approved the grant of 50,000 common stock purchase warrants to a medical consultant in exchange for consulting services to be provided through September 30, 2010. The warrants are exercisable at $3.00 per share, expire on March 31, 2015 and vest on September 30, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $112,748 using the Black-Scholes model.
For the period from July 7, 2009 through March 31, 2010, we granted warrants at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of each grant and which was different than the quoted price of our common stock on the Over the Counter Bulletin Board on each of the grant dates. Our determination of estimated fair value was based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share and the price of Private Placement Units that were ultimately sold in the Private Placement; 2) the limited trading volume and limited public trading duration of our common stock; 3) the trading prices on private common stock sale transactions during this period; and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock.
Liquidity and Capital Resources
Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception or likely to be recognized in the near term, and our inception to date net losses, which total approximately $12.5 million and include non-cash charges of approximately $8.4 million. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents were $1.8 million at March 31, 2010 and 2009.

Cash Flows from Operating Activities
For fiscal year 2010, net cash used in operations was $1,793,869. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $980,040 and a reduction in accounts payable, amounts due under an SRA, accrued liabilities and amounts due to related parties, which totaled approximately $814,000. The significant decrease in these liabilities was a result of a significant pay-down on these liabilities during the first quarter of fiscal year 2010, which had largely been incurred during the first nine months of fiscal year 2009 because the Company had negligible cash on hand during fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms. For fiscal year 2009, net cash used in operations was $56,513. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $291,660 and research and development expenses of $241,300. The primary source of cash from operations was the net increase in accounts payable, amounts due under an SRA, accrued liabilities and amounts due to related parties, which totaled approximately $471,000. The significant increase in these liabilities was primarily a result of a significant build-up in during the first nine months of fiscal year 2009 as the Company had negligible cash on hand during fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms.
Cash Flows from Investing Activities
For fiscal year 2010, we did not generate or expend cash from investing activities. For fiscal year 2009, our primary use of cash from investing activities was the purchase of a license related to the application of cellular transplantation and graft rejection in the amount of $35,401.
Cash Flows from Financing Activities
For fiscal year 2010, we generated $1,786,890 of cash from financing activities as a result of the Private Placement. For fiscal year 2009, we generated $1,800,000 of cash from financing activities as a result of the PP Offering.
Anticipated Cash Commitments
During the remainder of 2010, we intend to enter into three SRAs in the areas of diabetes, viral disorder treatments and cellular transplantation/graft rejection. We presently anticipate that the financial commitments for these pending SRA agreements will total approximately $1,500,000 over a three year period. Additionally, in June 2010, we became obligated for payments under the Clinical Trial, which include a base cost of approximately $725,000 plus additional estimated costs of $100,000. We currently have cash on hand to carry-out the Type 1 diabetes clinical trial based on the current patient enrollment of 15.
In December 2009 and January 2010, we generated net cash of $1,786,890 through the sale of common stock and warrants in the Private Placement. We do not expect to generate revenue during the remainder of 2010 or at any time in the foreseeable future. We expect our current cash balance, including funds raised in the Private Placement, to be sufficient to cover our planned capital and operational expenditures for the near term based on current trends and currently known factors. We will need to raise additional capital to cover our operating losses, SRAs, clinical trials and other research and development expenses. We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and cover our operating expenses.

Contractual Obligations
We are committed to make payments on certain contractual obligations, and our cash payments due under contractual obligations as of March 31, 2010 were as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total

Note payable — related party	$25,000	$—	$—	$—	$25,000
Corporate office lease	19,078	36,393	—	—	55,471
Office equipment lease	2,300	4,596	—	—	6,896

	$46,378	$40,989	$—	—	$87,367

Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 15 in this report. The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the computation of share-based compensation and determination of fair value of our stock price used in those computations (this policy is further disclosed in Note 9 to our consolidated financial statements); capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.
Share-based Compensation
A significant portion of our general and administrative expenses for the years ended March 31, 2010, 2009 and 2008 is comprised of share-based compensation in the amounts of $2,013,750, $740,251 and $692,638, respectively, related to warrants to purchase shares of our common stock issued to employees, consultants and directors. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates estimates as to a company’s stock price (when there is not readily available market as a basis), the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.
For fiscal year 2010, we recorded significant charges in the amount of $1,998,000 for warrants issued as a partial payment for a licensing fee with a related party and for a modification of an outside investor warrant. We calculated these charges also using the Black-Scholes model and assessed the appropriateness of the variables employed in the model, including an estimate of our stock price on the date of each transaction as used in the computation of share-based compensation. We are likely to issue more equity instruments, which may be in the forms of common stock sold with detachable warrants, convertible debt sold with detachable warrants and convertible preferred sold with detachable warrants. These potential types of transactions require extensive analysis to determine the proper asset, liability and/or equity classification and the application of estimates in deriving values to be assigned under the Black-Scholes model. Future issuances of these transactions may possibly result in significant expenses being recorded in our consolidated financial statements.
For the period from July 7, 2009 through March 31, 2010, we granted warrants at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of each grant and which was different than the quoted price of our common stock on the Over the Counter Bulletin Board on each of the grant dates. Our determination of estimated fair value was based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share and the price of Private Placement Units that were ultimately sold in the Private Placement; 2) the limited trading volume and limited public trading duration of our common stock; 3) the trading prices private common stock sale transactions during this period; and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock. We believe that these factors represent appropriate measures of fair value as outlined in US GAAP, and as a result, we concluded the principal market for Omni’s common stock was inactive. As a result, we looked to the terms and pricing of the Private Placement, which included these securities, as the most reasonable and appropriate fair value indication of our stock price.

Capitalized License Costs
Since inception, we have capitalized approximately $80,000 related to direct costs incurred to establish our ability to license potential future patents in the bio pharmaceutical areas that are associated with our licenses. We commence amortization of these costs when a patent is applied for and continue the amortization over the expected life of the patent. The assignment of an estimated life to a license is also an estimate that we must monitor as well as the net carrying value of the license. Because we are in development stage and have not generated any revenue or identified which of the licenses may potentially generate revenue, a formal impairment analysis is not practical at this time. We will continue to monitor our license agreements as to the appropriateness of definite lives in relation to patent development and formalize our potential impairment analysis as we correlate evidence as to the potential marketability of product(s) related to our license agreements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
As of March 31, 2010, approximately 96% of our total assets were comprised of cash and cash equivalents, which were held in operating and short-term, interest bearing money market accounts. Additionally, as of March 31, 2010, we did not have any outstanding debt obligations or any credit facilities in place. As we are a development stage company and have not reported any revenue from inception, we currently utilize 100% of our cash and cash equivalents on hand to fund general operating expenses and research and development activities. We do not anticipate investing any cash or cash equivalents in any equity or debt securities in the foreseeable future and, as such, we are not subject to interest rate risk associated with debt securities or debt obligations or market risk associated with equity securities investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements
Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.
Supplementary Data
Supplementary data for each quarter in our fiscal years ended March 31, 2010 and 2009 is as follows:

	For the Quarter Ended
Fiscal Year 2010	June 30	September 30	December 31	March 31

Net sales	$—	$—	$—	$—
Net loss	(659,422)	(1,941,304)	(1,361,456)	(1,063,170)
Net loss per share — basic and diluted	(0.03)	(0.07)	(0.05)	(0.04)

	For the Quarter Ended
Fiscal Year 2009	June 30	September 30	December 31	March 31

Net sales	$—	$—	$—	$—
Net loss	(422,202)	(284,741)	(339,959)	(3,497,619)
Net loss per share — basic and diluted	(0.02)	(0.02)	(0.02)	(0.19)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010. Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the Acting Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of March 31, 2010.
Hein & Associates LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc.
We have audited Omni Bio Pharmaceutical, Inc.’s (the “Company”) internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (c) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Omni Bio Pharmaceutical, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Omni Bio Pharmaceutical, Inc. and our report dated June 25, 2010 expressed an unqualified opinion.
HEIN & ASSOCIATES LLP
Denver, Colorado
June 25, 2010

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 will be incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders or from an amendment to this Annual Report on Form 10-K.
Code of Ethics
A copy of our code of ethics is attached hereto as Exhibit 14.1.

ITEM 11.	EXECUTIVE COMPENSATION.
The information required by Item 11 will be incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders or from an amendment to this Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 will be incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders or from an amendment to this Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 will be incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders or from an amendment to this Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 will be incorporated by reference from the registrant’s definitive Proxy Statement to be used in connection with its 2010 Annual Meeting of Shareholders or from an amendment to this Annual Report on Form 10-K.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Consolidated Financial Statements — See Index to Consolidated Financial Statements at page F-1 of this Report.
(b) Financial Statement Schedules — Not applicable.
(c) Exhibits.

EXHIBIT #	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008)

2.2
Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated February 11, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 18, 2009)

2.3
Second Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated March 11, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009)

2.4
Third Agreement to Amend Agreement of Merger and Plan of Reorganization dated March 30, 2009 (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

2.5
Agreement and Plan of Merger between Maxcure Pharmaceutical, Inc. and Apro Bio Pharmaceutical Corporation dated March 18, 2008 (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3	Articles of Amendment for Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.2
Exclusive License Agreement with the Regents of the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.3
Sponsored Research Agreement with the Regents of the University of Colorado dated May 15, 2006, (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.4
Services Agreement with The Board of Governors of the Colorado State University System dated June 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.5
Exclusive License Agreement with the Regents of the University of Colorado dated March 31, 2008, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

EXHIBIT #	DESCRIPTION

10.6
Exclusive License Agreement with the Regents of the University of Colorado dated November 12, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.7	License Agreement with Bio Holding, Inc. dated September 28, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009)

10.8	Settlement Agreement with David Olson (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on April 6, 2009)

10.9	Settlement Agreement with David Floor (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on April 6, 2009)

10.10	Form of Advisor Warrant dated March 31, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.11	Subscription Agreement and Letter of Investment (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.12	Form of Investor Warrant exercisable at $0.25 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.13	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.14	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.15	Form of Two-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.16	Form of Three-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.17	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2009)

10.18	Warrant dated December 16, 2009 issued to Robert C. Ogden (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2009)

14.1	Code of Business Conduct and Ethics #

21	Subsidiaries of the Registrant #

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
June 25, 2010	By:	/s/ Charles A. Dinarello
Charles A. Dinarello
Acting Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 25, 2010	By:	/s/ Charles A. Dinarello
Charles A. Dinarello
Acting Chief Executive Officer and Director (Principal Executive Officer)

June 25, 2010	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)

June 25, 2010	By:	/s/ Vicki D.E. Barone
Vicki D.E. Barone
Chairperson of the Board

June 25, 2010	By:	/s/ Michael D. Iseman
Michael D. Iseman
Director

June 25, 2010	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber
Director

June 25, 2010	By:	/s/ Michael D. Wort
Michael D. Wort
Director

June 25, 2010	By:	/s/ Albert L. Kramer
Albert L. Kramer
Director

June 25, 2010	By:	/s/ Steven M. Bathgate
Steven M. Bathgate
Director

June 25, 2010	By:	/s/ Edward C. Larkin
Edward C. Larkin
Chief Operating Officer

Omni Bio Pharmaceutical, Inc. and Subsidiary
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of March 31, 2010 and 2009	F-4

Consolidated Statements of Operations for the Years Ended March 31, 2010, 2009, 2008 and the period from February 28, 2006 (Inception) through March 31, 2010	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2010, 2009, 2008 and the period from February 28, 2006 (Inception) through March 31, 2010	F-6

Consolidated Statements of Cash Flows for the Years Ended March 31, 2010, 2009, 2008 and the period from February 28, 2006 (Inception) through March 31, 2010	F-11

Notes to Consolidated Financial Statements	F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. & Subsidiary
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2010 and 2009 and for the period from February 28, 2006 (inception) to March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period February 28, 2006 (inception) to March 31, 2010 include amounts for the period from February 28, 2006 (inception) to March 31, 2008, which were audited by other auditors, and our opinion, insofar as it relates to the amounts included for the period February 28, 2006 through March 31, 2008, is based solely on the report of other auditors.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for the years ended March 31, 2010 and 2009 and for the period February 28, 2006 (inception) to March 31, 2010, in conformity with U.S. generally accepted accounting principles.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omni Bio Pharmaceutical, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 25, 2010 expressed an unqualified opinion on the effectiveness of Omni Bio Pharmaceutical, Inc. and Subsidiary’s internal control over financial reporting.
HEIN & ASSOCIATES LLP
Denver, Colorado
June 25, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders:
Omni Bio Pharmaceutical, Inc. & Subsidiary
(formerly Apro Bio Pharmaceutical Corporation)
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheet of Omni Bio Pharmaceutical, Inc. & Subsidiary (formerly Apro Bio Pharmaceutical Corporation) (A Development Stage Company) as of March 31, 2008 (not separately included herein) and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the year ended March 31, 2008 and the period from February 28, 2006 (inception) through March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
Cordovano and Honeck LLP
Englewood, Colorado
February 28, 2009

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$1,802,366	$1,805,395
Other current assets	10,049	21,772

Total current assets	1,812,415	1,827,167

Property and equipment, net	848	2,250
Intangible assets, net	67,115	72,300

Total long-term assets	67,963	74,550

TOTAL ASSETS	$1,880,378	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,356	$282,935
Amounts due to UCD under sponsored research agreement	—	321,300
Accrued liabilities	97,487	56,817
Accrued compensation and related benefits and taxes	—	211,012
Amounts due to related parties	4,125	138,261
Notes payable — related parties, net of discounts of $3,000 and $15,000, respectively	22,000	142,000

Total current liabilities	217,968	1,152,325

Commitments and Contingencies (Notes 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,987,018 and 23,164,567 shares issued and outstanding, respectively	27,987	23,164
Additional paid-in capital	14,120,251	8,186,704
Deficit accumulated during the development stage	(12,485,828)	(7,460,476)

Total stockholders’ equity	1,662,410	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,880,378	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				February 28,
				2006 (Inception)
	For the Years Ended March 31,			Through March
	2010	2009	2008	31, 2010

Operating expenses
General and administrative (including share-based compensation of $2,013,750, $740,251, $692,638 and $3,479,564, respectively)	$2,994,190	$1,031,911	$1,366,976	$5,952,446
License fee — related party	1,495,000	—	—	1,495,000
Research and development	—	241,300	385,437	1,132,497
Charge for common stock issued pursuant to license agreements	—	719,772	10,729	763,240

Total operating expenses	4,489,190	1,992,983	1,763,142	9,343,183

Loss from operations	(4,489,190)	(1,992,983)	(1,763,142)	(9,343,183)

Non-operating income (expenses)
Interest income (expense), net	3,838	(6,140)	(49,425)	(57,247)
Accretion expense on notes payable — related parties	(12,000)	(41,125)	—	(53,125)
Charges for warrants issued in merger — related parties	—	(1,948,237)	—	(1,948,237)
Charges for warrants issued in private placement — related parties	—	(403,350)	—	(403,350)
Charges for modifications to warrants	(528,000)	(152,686)	—	(680,686)

Total non-operating expenses	(536,162)	(2,551,538)	(49,425)	(3,142,645)

Net loss	$(5,025,352)	$(4,544,521)	$(1,812,567)	$(12,485,828)

Basic and diluted net loss per share	$(0.19)	$(0.25)	$(0.16)

Weighted average shares outstanding — basic and diluted	26,845,209	18,254,573	11,271,993

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at February 28, 2006 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	—	—	10,000,000	10,000	—	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	—	$—	10,958,333	$10,958	$648,456	$(1,103,388)	$(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	—	$—	—	$—	$1,250	$—	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	—	$—	18,189,462	$18,189	$2,535,913	$(2,915,955)	$(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)			719,772	$720	$719,052		$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					$1,948,237		$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	—	$—	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		—
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775			775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		—

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	$269	$(269)		$—
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $2.26 per share and exercise price of $3.00 per share					1,470,000		1,470,000
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		—
Modification to common stock purchase warrants (October 2009 at estimated fair value of $2.11 per share)					528,000		528,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		—
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010)					2,013,750		2,013,750
Contributed rent					3,780		3,780
Net loss						(5,025,352)	(5,025,352)

Balances at March 31, 2010	—	$—	27,987,018	$27,987	$14,120,251	$(12,485,828)	$1,662,410

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				February 28,
				2006
				(Inception)
				Through
	For the Years Ended March 31,			March 31,
	2010	2009	2008	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,025,352)	$(4,544,521)	$(1,812,567)	$(12,485,828)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	1,470,000	—	—	1,470,000
Common stock issued pursuant to license agreements	—	719,772	10,729	763,240
Share-based compensation	2,013,750	740,251	692,638	3,479,564
Charge for warrants issued in merger transaction — related parties	—	1,948,237	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	403,350	—	403,350
Charges for modifications to warrants	528,000	152,686	—	680,686
Accretion expense — related parties	12,000	41,125	—	53,125
Depreciation and amortization	6,587	6,193	3,362	16,914
Contributed rent	3,780	5,880	10,080	19,740
Loss on disposal of equipment	—	2,443	—	2,444
Changes in operating assets and liabilities:
Other current assets	11,723	(2,499)	(1,372)	(12,148)
Accounts payable	(188,579)	74,210	76,117	250,551
Amounts due to UCD under sponsored research agreement	(321,300)	321,300	80,000	—
Accrued liabilities	(170,342)	(63,201)	192,092	(214,337)
Amounts due to related parties	(134,136)	138,261	172,685	208,007

Net cash used in operating activities	(1,793,869)	(56,513)	(576,236)	(3,416,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse mergers	—	5,000	6,750	11,750
Purchase of licenses	—	(35,401)	—	(35,401)
Purchase of property and equipment	—	—	(2,953)	(7,423)

Net cash provided by (used in) investing activities	—	(30,401)	3,797	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	1,786,890	1,800,000	231,750	4,285,945
Proceeds from the issuance of notes payable to related parties	—	75,000	300,000	825,000
Proceeds from exercise of common stock warrants	3,950	—	10,000	125,000
Proceeds from the sale of common stock warrants	—	—	1,250	13,950

Net cash provided by financing activities	1,790,840	1,875,000	543,000	5,249,895

Net increase (decrease) in cash and cash equivalents	(3,029)	1,788,086	(29,439)	1,802,366
Cash and cash equivalents at beginning of year	1,805,395	17,309	46,748	—

Cash and cash equivalents at end of year	$1,802,366	$1,805,395	$17,309	$1,802,366

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

					February 28,
					2006
					(Inception)
					Through
	For the Years Ended March 31,				March 31,
	2010		2009	2008	2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest		$2,325	$—	$—	$—

Income taxes	$		$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable with related party converted to common stock		$132,000	$—	$—

Issuance of common stock pursuant to cashless exercises of warrants		$1,278	$—	$—

Discount on convertible note — related party		$—	$25,000	$—

Assets acquired (liabilities assumed) in reverse mergers
Other current assets		$—	$1,500	$272
Property and equipment		—	—	1,524
Licenses		—	—	22,972
Accounts payable		—	—	(31,518)
Note payable assumed in reverse merger — related party		—	(132,000)	—
Note payable converted to equity in reverse merger		—	—	938,241
Recapitalization pursuant to reverse mergers		—	(125,500)	938,241

Private placement transaction		—
Amounts due from investors		—	20,000	—
Note payable converted in private placement — related party		—	50,000	—
Accrued placement agent fees		—	112,200	—
The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 1 — ORGANIZATION AND GOING CONCERN
Organization
Omni Bio Pharmaceutical, Inc. is the successor company of Across America Financial Services, Inc. (“Across America”) and was incorporated under Colorado law on December 1, 2005 as a wholly-owned subsidiary of Across America Real Estate Corp.
On March 31, 2009, Across America completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the “Merger”) among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America. Under the terms of the Merger, AAAC was merged into Apro Bio and Apro Bio became a wholly-owned subsidiary of Across America. On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”). The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes. Accordingly, for all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni. See further discussion in Note 3.
On March 31, 2008, Apro Bio was formed from the merger of Apro Bio Pharmaceutical Corporation (“Apro Utah”) and Maxcure Pharmaceutical, Inc. (“Maxcure”), with Maxcure being the surviving legal corporation and Apro Bio the deemed acquirer for accounting purposes. The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”). See further discussion in Note 3.
Apro Utah was formed as a Utah corporation on February 28, 2006 for the purpose of advancing the underlying licensed scientific art to attain the ability to sell treatments and/or countermeasures commercially to the federal government related to bacterial infections. Maxcure was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement with the University of Colorado Denver (“UCD”) and to pursue a research agreement with UCD to further scientific study on a previously FDA-approved pharmaceutical’s method of action on various forms of viral illness.
Nature of Operations
Except as the context otherwise requires, the terms “Company,” “we,” “our” or “us” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.
We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 Antitrypsin (“AAT”) for treating transplantation rejection, including islet cell transplantation for the treatment of diabetes, and treating bacterial disorders including bacterial pneumonia, tuberculosis and anthrax. We have also licensed an existing patent for the treatment of HIV and licensed patent applications for the treatment of other viral-associated disorders including influenza.
To date, our business efforts have been largely dedicated to pursuing additional capital in order to continue funding Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disease treatments, and in funding SRAs for the furtherance of our licenses regarding viral disease treatment and cellular transplantation/graft rejection. Since inception, we have not generated any revenues from our operations.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Basis of Presentation and Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganization and mergers; and obtaining various intellectual property rights, a research and development agreement and a clinical trial agreement to Type 1 diabetes. We have incurred net losses since inception, and as of March 31, 2010, had an accumulated deficit of $12.5 million, which included total non-cash charges from inception of approximately $8.4 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
In December 2009 and January 2010, we enhanced our liquidity though a private placement equity offering (the “Private Placement”), which generated net cash of $1,786,890 (after offering costs of $198,760). See further discussion in Note 4. We believe that the capital raised in the Private Placement provides us cash to fund our current operations and research and development for the near term. Depending on the extent and the timing of entering into new SRAs or pursuing clinical trials in addition to our current budgeted one, we will likely need to raise additional capital to fund our operations by December 2010 through additional equity financings or through other means that we deem necessary. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will raise sufficient capital to fund our operations.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made in the fiscal year 2009 and inception to date consolidated financial statements to conform to the fiscal year 2010 presentation.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Periodically, we maintain deposits in financial institutions in excess of federally insured limits.
Revenue Recognition and Accounts Receivable
We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2010 or 2009.
Property and Equipment
Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets which range from three to five years. Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Property and equipment consisted of the following:

	March 31,
	2010	2009

Computer equipment and software	$4,135	$4,135
Less: Accumulated depreciation	(3,287)	(1,885)

Net property and equipment	$848	$2,250

Depreciation expense for the years ended March 31, 2010, 2009 and 2008 totaled $1,402, $2,172 and $1,849, respectively.
Intangible Assets
Intangible assets consist of costs incurred to acquire license rights to granted and pending patents held by UCD. Amortization of license rights is based on the estimated useful life of the patent to which the license relates. Estimated useful lives of the assets range from 12 to 17 years.
Capitalized license costs consisted of the following:

	March 31,
	2010	2009
Licenses:

Bacterial	$20,665	$20,665
Viral	25,000	25,000
Cell/Transplant rejection	34,736	34,736

	80,401	80,401
Less: Accumulated amortization	(13,286)	(8,101)

	$67,115	$72,300

For the years ended March 31, 2010, 2009 and 2008, amortization expense related to intangibles was $5,185, $4,022 and $2,051, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

For the Years Ended March 31,

2011	$5,185
2012	5,185
2013	5,185
2014	5,185
2015	5,185
Thereafter	41,190

Total	$67,115

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Impairment of Long-lived Assets
We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on our review, we do not believe that any impairment of long-lived assets existed at March 31, 2010 or 2009.
Research and Development
Research and development costs are charged to expense as incurred. Our research and development activities to date are comprised of an SRA with UCD and a research services contract with Colorado State University.
Fair Value of Financial Instruments
The carrying value of our financial instruments, which include cash, accounts payable and accrued liabilities, at March 31, 2010 and 2009 approximates their fair values due to the short-term nature of these financial instruments.
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
Earnings (Loss) per Share
Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, and in accordance with FASB ASC Topic 260 Earnings per Share (“ASC 260”), any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted average number of common shares. Accordingly, for the year ended March 31, 2010, the weighted average number of common shares outstanding as of the beginning of the year included 200,000 and 1,950,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.
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
Potentially dilutive securities were comprised of the following:

	Years ended March 31,
	2010	2009	2008

Warrants	11,548,612	11,157,400	1,382,500
Convertible notes payable	25,000	625,000	—

	11,573,612	11,782,400	1,382,500

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Share-based Compensation
We account for share-based compensation under FASB ASC Topic 718 Compensation — Stock Compensation (“ASC 718”). ASC 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. ASC 718 also requires share-based compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimate the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 9 for additional disclosures.
Income Taxes
We account for income taxes under FASB ASC Topic 740 Income Taxes (“ASC 740”). Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is required to the extent that it is more likely than not that a deferred tax asset will not be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at March 31, 2010 or 2009.
Recently Issued Accounting Pronouncements
We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.
NOTE 3 — MERGER TRANSACTION
On March 31, 2009 and pursuant to a merger (the “Merger”) among Across America, a non-operating public shell corporation, Apro Bio and Across America Acquisition Corp. a wholly-owned subsidiary of Across America, Apro Bio was merged into Across America, with Across America being the surviving legal entity. The primary reasons for the Merger were to create an entity which allowed Apro Bio additional opportunities to raise capital to further its research and development efforts with UCD and to provide Apro and Across America investors a long-term, public trading market for our common stock. Across America issued a total of 18,210,295 shares of its common stock to the stockholders of Apro Bio in exchange for all of the issued and outstanding common shares of Apro Bio. Warrants to purchase 1,957,500 shares of Apro Bio common stock were converted to an equivalent number of warrants in Across America. Warrants to purchase 200,000 shares of Across America stock held by existing Across America stockholders were retained in the merged entity. In addition, a note, convertible into 25,000 shares of the common stock of Apro Bio, was converted into a note convertible into 25,000 shares of Across America’s common stock on the same terms and conditions as before.
After the consummation of the Merger, the former Apro Bio stockholders held approximately 91% of the issued and outstanding shares of Across America. As a result of this majority ownership, Apro Bio was deemed the acquirer for accounting purposes, and the transaction was accounted for as a reverse acquisition. Further, we followed the current guidance of the Securities and Exchange Commission (“SEC”) related to reverse mergers between a private company and a public shell company, and considered the reverse merger as equivalent to a reverse recapitalization. Accordingly, as per SEC guidance for this type of transaction, we recorded no goodwill in the Merger.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Assets acquired and liabilities assumed of Across America by Apro Bio on March 31, 2009 based on their estimated fair values were as follows:

Cash	$5,000
Other current assets	1,500
Note payable — related party	(132,000)

Net liabilities assumed	$(125,500)

For all periods presented, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni. On May 27, 2009, the name of the Company was changed to Omni Bio Pharmaceutical, Inc.
As a condition to the Merger, Apro Bio authorized the issuance of a warrant to an affiliate of Across America to purchase 200,000 shares of Apro Bio’s common stock at an exercise price of $0.001 per share. This warrant was exercised during the year ended March 31, 2010. In connection with the Merger, Across America paid an advisor fee to GVC Capital LLC (“GVC”) (formerly known as Bathgate Capital Partners LLC) in the form of a warrant to purchase 1,750,000 shares of its common stock at an exercise price of $0.001 per share. This warrant was exercised during the year ended March 31, 2010.
The warrants issued in the Merger (the“Merger Warrants”) were valued using the Black-Scholes model with the following assumptions: exercise price of $0.001 per share, stock price of $1.00, expected life of five years, expected volatility of 100%, risk-free interest rate of 1.82% (commensurate with the expected life) and dividend yield of 0%. The total of the charges recorded for the Merger warrants was $1,948,237.
We evaluated the Merger Warrants as potential free standing derivatives under the criteria in FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”), which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the Merger Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the additional requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.
Warrant Modifications
On January 14, 2009, our board of directors (the “Board”) unanimously authorized the extension of 500,000 warrants that were previously issued to investors. The Board concluded that these warrants would expire prior to the expiration of lockup agreements required by Across America in conjunction with the Merger and approved the extension of the expiration date from March 31, 2010 to March 31, 2012. The warrants extended by this resolution were comprised of 500,000 warrants exercisable at $1.10 per share, all of which were exercised during the year ended March 31, 2010.
Also extended by two years were 257,500 warrants issued to two unaffiliated investors that are exercisable at $1.00 per share, of which 250,000 were exercised cashless during the year ended March 31, 2010. Additionally, 30,000 warrants that were originally issued to a consultant and exercisable at $1.00 per share were extended by two years to May 10, 2012.
We accounted for these extensions as modifications to the original warrant grants. For the year ended March 31, 2009, we recorded non-cash charges of $152,686, calculated as the difference between the estimated fair value of the warrant immediately prior to the modification and the estimated fair value of the warrant after the modification. We calculated the incremental charges using the Black Scholes model, with the revised exercise price and expected life of the warrant being the only change in the assumptions.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 4 — PRIVATE PLACEMENTS
Private Placement — March 31, 2009
In conjunction with the Merger and also on March 31, 2009, we closed a private placement securities offering (the “PP Offering”). We sold “Units,” consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share, two warrants to purchase two shares of our common stock at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share (collectively referred to as the “PP Offering Investor Warrants”). We sold the Units at a price of $1.00 per Unit and issued 1,870,000 Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000. The PP Offering Investor Warrants expire on March 31, 2014.
The PP Offering Investor Warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at the option of the Company. The Company may execute the Warrant Call by giving notice of call upon 20 days written notice (the “Call Notice”). A Call Notice may be given by the Company only within 10 days after the Company’s common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume in excess of 50,000 shares per day for that period of days.
In connection with the PP Offering, we paid to GVC a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share (collectively the “PP Offering Placement Agent Warrants”). We recorded a charge related to the issuance of these warrants in the amount of $403,350 as calculated using the Black-Scholes model.
We evaluated both the PP Offering Investor Warrants and the PP Offering Placement Agent Warrants (collectively, the “PP Offering Warrants”) as potential free standing derivatives under the criteria in ASC 815, which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that the PP Offering Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the additional requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.
A summary of the warrants issued in the Merger and the PP Offering is as follows:

		Estimated Fair Value
Number of Warrants	Exercise Price	Charge recorded

1,950,000	$0.001	$1,948,237
991,100	$0.25	49,842
3,964,400	$0.50	185,784
2,094,400	$1.00	167,904

8,999,900		$2,351,767

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Private Placement — December 2009 and January 2010
In December 2009 and January 2010, we accepted subscription agreements related to the sale of Units in the Private Placement. Each “Private Placement Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per Private Placement Unit (the “Private Placement Warrants”). Each Private Placement Warrant is exercisable at $3.75 through December 29, 2014. The net proceeds from the PPO will be used to fund research and development and for general working capital purposes. We completed the Private Placement in multiple closings in December 2009 and January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”). We sold 794,260 Private Placement Units and netted cash proceeds of $1,786,890, after deducting commissions and expenses paid to GVC, who served as the placement agent for the Private Placement and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC, as the placement agent, warrants to purchase 20% of the total number of Private Place Units sold in the Private Placement, 79,426 of which are exercisable at a price of $2.50 per share and 79,426 of which are exercisable at $3.75 per share (collectively, the “Private Placement PA Warrants”). The Private Placement PA Warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date. A total of 158,852 Private Placement PA Warrants were issued.
At the Company’s option, we may call the Private Placement Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the “Private Placement Call Notice”). A Private Placement Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
We calculated the value of these Private Placement PA Warrants at $356,471 using the Black-Scholes model and recorded this amount as a charge to additional paid in capital for the year ended March 31, 2010.
We evaluated both the Private Placement Warrants and the Private Placement PA Warrants as potential free standing derivatives under the criteria in ASC 815. We concluded that the both the Private Placement Warrants and the Private Placement PA Warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.
At the Company’s option, we may call the Private Placement Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the “Private Placement Call Notice”). A Private Placement Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
NOTE 5 — RELATED PARTIES AND DEBT OBLIGATIONS
Convertible Note Payable — Related Party
On May 30, 2008, we entered into a $25,000 unsecured, convertible debenture agreement with the spouse of a director and related party (the “Bathgate Note”). The Bathgate Note bears interest at 6%, is convertible into our common stock at $1.00 per share and matures on June 30, 2010. As additional consideration, we issued a warrant to purchase 50,000 shares of our common stock at $1.00 per share (the “Bathgate Warrant”), which expires on June 30, 2013. In addition, this warrant included a reset provision, which provided, that in the event that we issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price. This reset provision pertained to any new investment made prior to December 31, 2008.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
We concluded that the Bathgate Note met the definition of “conventional convertible debt,” as defined in ASC 815, as the note holder may only realize the value of the conversion option by exercising the option and receiving the entire proceeds in a fixed number of shares or the equivalent amount of cash (at the discretion of the Company). Further, we concluded that the conversion option of the Bathgate Note represented an embedded derivative as defined in ASC 815 and was indexed to the Company’s common stock. Therefore, we concluded that the conversion feature of the Bathgate Note did not meet the definition of a derivative under ASC 815 and did not require separate accounting from the debt instrument.
In accordance with FASB ASC Topic 470-20 Debt with Conversion and Other Options (“ASC 470-20”), we allocated the cash proceeds received to both the Bathgate Note and Bathgate Warrant based on relative fair values of each. We valued the Bathgate Warrant using the Black-Scholes model with the following assumptions: exercise price of $1.00 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 95%, risk-free interest rate of 2.45% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the Bathgate Warrant was $14,830 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the Bathgate Note.
We concluded that the conversion feature in the Bathgate Note met the definition of a “beneficial conversion feature” as outlined in ASC 470-20. The amount of proceeds allocated to the Bathgate Note was $10,170 (calculated as the $25,000 principal less the discount related to the value assigned to the Bathgate Warrant of $14,830 per above). In accordance with ASC 470-20, the amount recorded for the beneficial conversion feature was limited to the amount of proceeds allocated to the convertible instrument of $10,170. This resulted in a full discount offset to the $25,000 principal balance, or an initial carrying value of the Bathgate Note of $-0-. We are accreting the discount over the life of the note.
We evaluated the Bathgate Warrant as a potential free standing derivative under the criteria in ASC 815, and concluded that it was indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the additional requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.
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
Note Payable — BOCO Investments, LLC
On November 6, 2008, we entered into a bridge loan agreement with BOCO, pursuant to which BOCO loaned to the Company $50,000 at an interest rate of 12% per annum in the form of a note (the “BOCO Note”), which was collateralized by substantially all of our assets. As additional consideration for the BOCO Note, we issued to BOCO a warrant (the (“BOCO Warrant”) to purchase 100,000 shares of our common stock. The BOCO Warrant is exercisable at $0.50 per share and expires on December 31, 2013. The BOCO Note was originally due on February 4, 2009 with an automatic extension to March 4, 2009.
In accordance with ASC 470-20, we allocated the cash proceeds received to both the BOCO Note and BOCO Warrant based on relative fair values of each. We valued the BOCO Warrant using the Black-Scholes model with the following assumptions: exercise price of $0.50 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 0.32% (commensurate with the expected life) and dividend yield of 0%. The value assigned to the BOCO Warrant was $31,125 and was credited to additional paid-in capital with a corresponding debt discount recorded as a reduction to the BOCO Note. We were accreting this debt discount over the life of the note, but upon conversion of the note pursuant to terms in the Private Placement, we wrote-off the remaining unamortized discount as of March 31, 2009 in accordance with ASC 470-20.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
As part of an agreement to further extend the Bathgate Note to March 31, 2009, we agreed to incur a default interest rate of 24% per annum from the original due date of the note through March 31, 2009, and pursuant to terms in the PP Offering, BOCO converted its note on March 31, 2009 in conjunction with the PP Offering (on the same terms of other investors). As additional consideration to the extension of the BOCO Note, we agreed to issue a warrant to purchase 200,000 shares of our common stock (the “BOCO II Warrant”) at $0.001 per share. Subsequent to the agreement to issue the BOCO II Warrant, BOCO authorized the assignment of the BOCO II Warrant to JZBK, LLC, an affiliate of the then President and CEO of Across America. We recorded a charge for the issuance of the BOCO II Warrant in the amount of $200,000. The BOCO II Warrant was exercised during the year ended March 31, 2010.
We evaluated both the BOCO Warrant and BOCO II Warrant as potential free standing derivatives under the criteria in ASC 815, which require that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position. We concluded that both warrants were indexed to the Company’s own stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the additional requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.
Note Payable — WestMountain Prime, LLC
On October 16, 2008, Across America entered into an unsecured, promissory note payable agreement with WestMountain Prime, LLC., (“WestMountain”), a related party that was affiliated with the then President of Across America, in the amount of $132,000. This note (the “WestMountain Note”) bore interest at the rate of 12% per annum and was due on October 16, 2009, unless converted. At any time prior to the due date, all outstanding principal and related accrued interest, at the sole option of WestMountain, was convertible into Across America’s common shares equal to the outstanding principal amount of the note divided by .22. On March 30, 2009, the accrued interest on this note was converted into 12,000 shares of Across America common stock. The WestMountain Note was assumed in conjunction with the Merger on March 31, 2009, and the entire principal was converted into 600,000 shares of Omni’s common stock on April 1, 2009.
Other Obligations
On May 31, 2008, the chief executive officer, president and a director of Apro Bio resigned his officer positions. Subsequently on October 1, 2008, the individual resigned his remaining capacity as a director of Apro Bio. On March 3, 2009, we entered into a settlement agreement with this individual and agreed to settle any and all claims for a lump sum payment of $45,000 and the issuance of 60,000 shares of our common stock. We recorded a charge for share-based compensation related to these shares in the amount of $60,000, based on the fair value of the stock of $1.00 per share.
On January 8, 2009, we entered into a resignation and settlement agreement with a former executive officer of Apro Bio. Pursuant to this agreement and to settle any and all claims with Apro Bio, we were obligated to make a lump sum payment of $95,000 (comprised of $75,000 in compensation and reimbursement of $20,000 of business expenses) and to issue 50,000 shares of our common stock. We recorded a charge for share-based compensation related to these shares in the amount of $50,000 based on the fair value of the stock of $1.00 per share.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
On March 3, 2009, we entered into a settlement agreement with a former employee and officer of Apro Bio. Pursuant to this agreement and to settle any and all claims with Apro Bio, we were obligated to pay this individual $55,000, payable one half upon the closing of the Merger, and the remaining one half over twelve equal monthly installments, commencing April 2009. Also under this agreement, we were obligated to issue 100,000 warrants, exercisable at $1.10 and expiring July 1, 2012, with a cashless exercise provision, in replacement of a grant of 150,000 warrants made in July 2007, without a cashless exercise provision, but with the same exercise price and duration. We recorded a charge for share-based compensation related to this new grant in the amount of $53,853 based on the estimated fair value of the warrant as determined under the Black-Scholes model using the following assumptions: exercise price of $1.10, expected life of 2.33 years, stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 0.93% and volatility of 100.0%.
NOTE 6 — COMMITMENTS AND CONTINGENCIES
License Agreement with Bio Holding, Inc.
On September 28, 2009 (the “Effective Date”), we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) pursuant to which we obtained an exclusive license (the “License Agreement”) to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”). We may not sublicense, assign or otherwise transfer its rights in the Licensed Technology without the prior written consent of Bio Holding. In addition, we have a right of first refusal to license any intellectual property owned by Bio Holding that is not part of the License Agreement. Dr. Leland Shapiro, who was the beneficial owner of approximately 14% of our common stock on the Effective Date, is the majority shareholder of Bio Holding.
In consideration for the License Agreement, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000. We paid this amount in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share (the “Bio Holding Warrant”). The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. The issuance of the Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $1,470,000, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00 expected life of five years, assumed stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%. The total value ascribed to this license agreement was $1,495,000, and we expensed this amount in the year ended March 31, 2010.
We are obligated to pay royalties to Bio Holding of (i) four percent (4%) of the gross revenues from the sale or use of the Licensed Technology and (ii) thirty percent (30%) of the gross revenues from sublicensing of the Licensed Technology. We were also obligated to enter into an SRA with UCD for the benefit of Dr. Leland Shapiro’s laboratory. As of March 31, 2010, we had not executed the SRA, which, when executed, we expect to pay approximately $88,000 through its duration.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Bacterial Disorders License
On May 15, 2006, we entered into an SRA with the Regents of the University of Colorado (“RUC”) related to the licensing of pending patents related to the method of use of AAT on bacterial infection (the “Bacterial SRA”). Pursuant to the Bacterial SRA, we were required to make quarterly payments to RUC totaling $1,097,460. As of March 31, 2008, we were in arrears on payments to RUC in the amounts of $80,000 and were in default of our license agreement. On January 8, 2009, we obtained an amendment from RUC, which waived the default and postponed the total payments of $321,300, which were originally due in 2008, to 2009 and early 2010. During the year ended March 31, 2010, we paid the final four installments under this SRA, which totaled $321,300.
Pursuant to a stock purchase agreement which was executed on May 15, 2006 simultaneously with the license agreement and the Bacterial SRA, we issued to the University License Equity Holdings, Inc. (“ULEHI”) (an entity controlled by RUC), 406,000 shares of our common stock, which represented 4% of our outstanding shares, and committed to an anti-dilution provision, whereby, unless certain triggering events occur, we were required to issue additional shares to ULEHI so that its ownership would not be reduced below 4%. Under the stock purchase agreement, we issued additional shares as follows: 26,354 shares in December 2006; 5,979 shares in January 2007; 10,729 shares in June 2007; and 20,833 shares in April 2008. This agreement was amended in November 2008 as discussed below.
Viral Disorders License
On March 30, 2008, we entered into a second license agreement with RUC related to an issued patent for the method of use of AAT on viral disease, including HIV. We intend to execute an SRA for the benefit of UCD related to further research on this license. As of March 31, 2010, we had not executed an SRA, but anticipate that we will during 2010.
Cellular Transplantation License
On November 12, 2008, we entered into a third license agreement with RUC related to the method of use of AAT for treating cellular transplantation /graft rejection. We are required to execute an SRA for the benefit of UCD related to further research on this license. As of March 31, 2010, we had not executed an SRA, but anticipate that we will during 2010.
In conjunction with the issuance of this license, we agreed to amend the terms of the stock purchase agreement with ULEHI (which superseded the 4% anti-dilution provision as note above) by authorizing the issuance of additional shares of our common stock, calculated at 2% of the fully-diluted outstanding shares of our common stock upon completion of the Merger. The calculation of these shares included all common shares and common stock purchase warrants issued in connection with the Merger and the Private Placement. In accordance with this provision, we issued 698,939 shares of our common stock to ULEHI.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Future royalty payments under license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties

May 15, 2006	Bacterial Disorders	$25,000 per year	$30,000 to
		starting May 15, 2011	$300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders	$50,000 per year after first	$100,000 to
	(including HIV)	commercial sale	$150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplant	$50,000 per year after first	$25,000 to
	/Graft Rejection	commercial sale	$200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross
				Revenues (4)	30%(4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.
The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
Operating Leases
On January 29, 2010, we executed a three year lease for corporate office space. Total commitments under the lease, which expires on January 31, 2013, are $58,890 plus annual operating expenses. For the year ended March 31, 2010, our rent expense was $3,164.
In March 2010, we executed a three year office machine lease. Total commitments under the lease, which expires in March 2013, are approximately $7,000.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Future commitments under non-cancellable operating leases were as follows:

Years ended March 31,

2011	$21,377
2012	21,964
2013	18,834

$62,175

Contributed Rent
For the years ended March 31, 2009 and 2008 and through January 31, 2010, we utilized, free-of-charge, approximately 575 square feet of the office space of GVC, a related party. We calculated the value of our approximate utilized office space at $3,780, $5,880 and $10,080 for the years ended March 31, 2010, 2009 and 2008, respectively, and recorded non-cash charges for these amounts.
NOTE 7 — INCOME TAXES
As of March 31, 2010, we had net operating loss carryforwards available to offset future federal income tax of approximately $4.5 million. These carryforwards expire between fiscal years 2026 through 2030. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.
Deferred tax assets were comprised of the following:

	March 31,
	2010	2009
Deferred tax assets (all long-term)

Net operating loss carryforwards	$1,677,732	$1,260,713
Share-based compensation	1,282,684	535,582
Valuation allowance	(2,960,416)	(1,796,295)

Net deferred tax asset	$—	$—

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2010	2009	2008

Income tax benefit computed at federal statutory rate	$(1,708,620)	$(1,545,137)	$(616,273)

Charges for warrants issued to outside parties	740,459	928,084	—
State income taxes, net of federal benefit	(153,565)	(139,062)	(55,579)
Other	(42,395)	24,353	3,735
Change in valuation allowance	1,164,121	731,762	668,117

Income tax benefit	$—	$—	$—

As of March 31, 2010 and 2009, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as interest expense and penalties are recognized as a component of “general and administrative expenses” in the accompanying consolidated statements of operations. For the years ended March 31, 2010, 2009 and 2008, we recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.
Any of our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We have not been examined by the Internal Revenue Service or the state of Colorado since inception and, therefore, our tax returns are open for review for all years since inception.
NOTE 8 — STOCKHOLDERS’ EQUITY
During the period from April 1, 2007 through March 31, 2008, we sold to two unaffiliated investors 257,500 Units for net proceeds of $231,750 after commissions of $750 and $25,000 that were paid to GVC and an outside party, respectively. Each Unit consisted of one share of common stock and one warrant exercisable at $1.00 per share and expiring in May 2010.
On March 31, 2008, a warrant holder exercised 500,000 warrants at a price of $0.02 per share. As a result of this transaction, we issued 20,833 shares of our common stock to ULEHI as additional consideration pursuant to the anti-dilution provision of its license agreement and stock purchase agreement and recorded a non-cash charge of $20,833 for the estimated fair value of these shares.
On May 27, 2009, we filed Articles of Amendment to our Articles of Incorporation to change our corporate name from “Across America Financial Services, Inc.” to “Omni Bio Pharmaceutical, Inc.” At the same time, we also filed Articles of Amendment to our Articles of Incorporation to increase our authorized common shares to 200,000,000 from 50,000,000 and to increase our authorized preferred shares to 5,000,000 from 1,000,000. The par values of the common and preferred shares were not changed. The preferred shares may be issued in such series and preferences as determined by our Board.

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
As discussed in Notes 3 and 4, during the period from March 31, 2009 to January 31, 2010, we issued shares of our common stock and warrants to purchase shares of our common stock pursuant to the Merger, the PP Offering and the Private Placement.
For the quarter ended March 31, 2010, we issued 106,273 shares of our common stock pursuant to cashless exercise provisions of 117,500 warrants exercised at an average price of $1.10 per share.
NOTE 9 — SHARE-BASED COMPENSATION
From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants. We calculate share-based compensation to employees and directors in accordance with the fair-value method prescribed in ASC 718. The fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. Historically, the expected life of a warrant has been equal to its contractual term, as all of the warrants granted have underlying shares that are not registered and have additional trading restrictions. Further, for warrants granted to directors and officers, vested warrants are not forfeited in the circumstance of disassociation with the Company. Expected volatility was estimated based on comparisons of stock price volatility of “peer group,” publicly-traded companies. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.
The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted:

	2010	2009	2008

Expected life (years)	5.0 to 7.0	3.33 to 7.0	0.83 to 5.0
Expected volatility	100%	100%	94.53 to 95.97%
Risk-free interest rate	1.86 to 3.37%	0.93 to 3.6%	2.80 to 4.9%
Dividend yield	0%	0%	0%

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Warrant Issuances for the Year Ended March 31, 2008 (“Fiscal Year 2008”)
In June 2007, we issued warrants to purchase 30,000 shares of our common stock to an outside director, for initiation of service on our board of directors. The warrants expire on April 30, 2012 and are exercisable at a price of $1.10 per share. We valued these warrants at $21,915.
In May 2007, we issued warrants to purchase 500,000 shares of our common stock to a consultant in payment for consulting services. The warrants were exercisable at $0.02 per share and expired on March 31, 2008. We valued these warrants at $490,150. The consultant exercised the warrants on March 31, 2008.
In May 2007, we issued warrants to purchase 30,000 shares of our common stock to a consultant in payment for consulting services at an exercise price of $1.00 per share, expiring May 10, 2010. We valued these warrants at $18,033.
In July 2007, we granted to an employee warrants to purchase 150,000 shares of our common stock. The warrants were exercisable at $1.10 per share and expire July 1, 2012. We valued these warrants at $109,680.
In March 2008, we issued warrants to purchase 60,000 shares of our common stock to a scientific and medical industry consultant at an exercise price of $1.25 per share, with an expiration date of February 28, 2013. We valued these warrants at $52,860.
Warrant Issuances for the Year Ended March 31, 2009 (“Fiscal Year 2009”)
On April 11, 2008, we authorized the issuance of 100,000 common stock purchase warrants to a director for service during the year ended March 31, 2008. The warrants vested immediately and are exercisable until April 15, 2015 at an exercise price of $1.25. We valued these warrants at $81,528.
On April 15, 2008, we authorized the issuance of an aggregate of 500,000 common stock purchase warrants to five directors (100,000 warrants to each) for service for fiscal year 2009. These warrants vested quarterly over fiscal year 2009, with each tranche vested on the first day of a quarter. We valued these warrants at $366,876. On May 31, 2008 our then President and CEO resigned from his capacities as an officer and on October 1, 2008 resigned as a director. As result, one half of his 100,000 warrant grant was forfeited.
On August 6, 2008, we authorized the issuance of 75,000 common stock purchase warrants to a new director for service for fiscal year 2009. These warrants vested over three fiscal quarters, beginning with the fiscal quarter ended September 30, 2009, and each tranche vested on the first day of a fiscal quarter. We valued these warrants at $61,392.
On October 1, 2008, we authorized the issuance of 50,000 common stock purchase warrants to a new director for service for fiscal year 2009. These warrants vested over two fiscal quarters, beginning with the fiscal quarter ended December 31, 2008, and each tranche vested on the first day of a fiscal quarter. We valued these warrants at $40,759.
On March 3, 2009 as part of a settlement agreement with a former employee, we issued 100,000 warrants, exercisable at $1.10 and expiring July 1, 2012. We valued these warrants at $53,853.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Warrant Issuances for the Year Ended March 31, 2010 (“Fiscal Year 2010”)
On April 7, 2009, we granted a warrant to our acting chief executive officer to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share. Shares under this warrant vest as follows: 200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010. This warrant expires on April 7, 2016. We valued these warrants at $529,975 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, estimated fair value of our common stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%. We recognized share-based compensation using the straight-line method based on the vesting term of the grant.
On April 15, 2009, we granted a warrant to our chief financial officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016. We valued this warrant at $44,165 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, estimated fair value of our common stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.
On April 1, 2009, we granted a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009. This warrant expires on April 1, 2014. We valued this warrant at $35,927 using the Black-Scholes model with the following assumptions: exercise price of $1.25, expected life of five years, estimated fair value of our common stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
On October 12, 2009, our Board appointed a new director as a result of a resignation of a Board director. All previously recorded share-based compensation related to the unvested warrants held by this director was reversed in the December 2009 quarter. Also on October 12, 2009, we granted 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year of service as a director. The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $249,709 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.
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
On February 4, 2010, our Board approved the grant of 100,000 common stock purchase warrants to a member of our scientific advisory board as consideration for an amendment to his consulting agreement to provide additional services to Omni. The warrants are exercisable at $3.00 per share, expire on February 4, 2015 and vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $225,723 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.48% and volatility of 100.0%.
On March 31, 2010, our Board approved the grant of 50,000 common stock purchase warrants to a medical consultant in exchange for consulting services to be provided through September 30, 2010. The warrants are exercisable at $3.00 per share, expire on March 31, 2015 and vest on September 30, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $112,748 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, estimated fair value of our common stock price of $3.00 at date of grant, dividend yield of 0%, interest rate of 2.36% and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the period from July 7, 2009 through March 31, 2010, we granted warrants at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of each grant and which was different than the quoted price of our common stock on the Over the Counter Bulletin Board (the “OTCBB”) on each of the grant dates. Our determination of estimated fair value was based on factors, including, but not limited to: 1) initial discussions with potential investors on an equity capital raise at a price of $3.00 per share and the price of Private Placement Units that were ultimately sold in the Private Placement; 2) the limited trading volume and limited public trading duration of our common stock; 3) private common stock sale transactions during this period; and 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock.
We believe that the above four factors represent appropriate measures of fair value as outlined in FASB ASC Topic 820 Fair Value Measurements and Disclosures (“ASC Topic 820”). ASC Topic 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. To differentiate between the approaches to fair value measurements, ASC Topic 820 uses a fair value hierarchy and describes three levels used to classify fair value measurements:
•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. An active market for the asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

•	Level 2 inputs are observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data, such as matrix pricing of fixed income securities.

•	Level 3 fair value measurements are based on unobservable inputs for the asset or liability. Unobservable inputs are used to measure fair value to the extent that observable inputs are not available, thereby allowing for situations in which there is little, if any, market activity for the asset or liability at the measurement date. Therefore, unobservable inputs reflect the Company’s own assumptions about the inputs that market.
The use of Level 2 or Level 3 inputs is generally not permitted when Level 1 inputs are available. If quoted prices are not available for the identical asset, then entities should determine whether “Level 2 inputs” are available. Adjustments to Level 2 inputs will vary depending on factors specific to the asset, including the extent to which the inputs relate to items that are comparable to the asset, and the volume and level of activity in the markets within which the inputs are observed. An adjustment that is significant to the fair value measurement in its entirety might render the measurement a Level 3 measurement.
Because of the thin trading volume, extreme stock price volatility, substantial bid ask spreads on the OTCBB and trading restrictions associated with the common stock, we concluded the principal market for Omni’s common stock was inactive. As a result, we looked to the terms and pricing of the Private Placement, which included these securities, as the most reasonable and appropriate fair value indication. As these observations involve historical transactions in similar, although not identical interests, and are further subject to adjustments derived from unobservable inputs, we concluded that these Level 3 indications were the best estimate of fair value.
The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the years ended March 31, 2010, 2009 and 2008 was $1.99, $0.78 and $0.87 per share, respectively.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Share-based compensation recorded for the years ended March 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008

Employees and directors	$1,770,688	$734,026	$131,595
Outside consultants	243,062	6,225	561,043

	$2,013,750	$740,251	$692,638

As of March 31, 2010, there was $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.3 years.
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (in years)	Value

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	2,373,000	$2.28
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	(50,000)	$3.00

Outstanding at March 31, 2010	3,243,000	$1.97	5.6	$3,329,750

Vested and exercisable at March 31, 2010	1,703,000	$1.34	5.1	$2,829,750

A summary of investor warrant activity for the year ended March 31, 2010 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Granted	1,603,112
Exercised	(3,404,900)
Forfeited/expired	—

Outstanding, vested and exercisable at March 31, 2010	8,305,612

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 10 — SUBSEQUENT EVENTS
In April 2010, we settled a liability for legal services in exchange in the amount of $49,982 for 20,000 shares of our common stock and a warrant to purchase 20,000 shares of our common stock at $3.75 per share.
In May 2010, we entered into a month-to-month agreement with our Acting CEO whereby we agreed to pay him $2,500 per month for consulting services rendered. Our Acting CEO is employed by UCD and currently does not receive any other cash compensation from the Company except for reimbursement of business expenses incurred related to Company business matters.
On June 7, 2010, Omni Bio Operating, Inc. (the “Sponsor”), a wholly-owned subsidiary of Omni, the Regents of the University of Colorado (the “Regents”) and The Barbara Davis Center (collectively with the Regents, the “Institution”), and Dr. Peter Gottlieb (the “Principal Investigator”) (the Institution and the Principal Investigator collectively referred to as the “Site”) entered into an Investigational Site Agreement (the “Agreement”), whereby the Institution, acting on behalf of the Sponsor, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. Omni was required to make an initial deposit of $365,000 upon execution of the Agreement.
Commensurate with the Clinical Trial, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”) whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000 (the “Materials”), to Omni for use in the Clinical Trial as described above. Pursuant to the Material Transfer Agreement, Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.