Form 10-K/A
period 2010-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-07-26
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-52530
Omni Bio Pharmaceutical, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Colorado	20-8097969
(State of Other Jurisdiction of	(I.R.S Employer
Incorporation or Organization)	Identification No.)
5350 South Roslyn, Suite 430, Greenwood Village, CO 80111
(Address of Principal Executive Offices, including Zip Code)
303-867-3415
Registrant’s telephone number including, area code
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
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
The number of shares outstanding of the registrant’s common stock as of July 12, 2010 was 28,038,268.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
The purpose of this Amendment No. 1 on Form 10-K/A (this “Amendment”) is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, which was filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2010 (the “Original Filing”), to include information previously omitted from the Original Filing in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. We are filing this Amendment to amend Part III of the Original Filing to include the information required by and not included in Part III of the Original Filing because we no longer intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2010.
For purposes of this Amendment, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 of our Original Filing have been amended and restated in their entirety. Except as stated herein, this Amendment does not reflect events occurring after the filing of the Form 10-K on June 25, 2010 and no attempt has been made in this Amendment to modify or update other disclosures as presented in the Original Filing. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Filing.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
EXECUTIVE OFFICERS AND DIRECTORS
The following table sets forth the names and ages of each of our directors and executive officers as of July 12, 2010:

Name	Age	Position

Charles A. Dinarello	67	Acting Chief Executive Officer and Director
Vicki D.E. Barone	50	Chairperson of the Board
Michael D. Iseman	71	Director
Michael D. Wort	60	Director
Albert L. Kramer	77	Director
Steven M. Bathgate	55	Director
Jeffrey S. Sperber	46	Director
Edward C. Larkin	59	Chief Operating Officer
Robert C. Ogden	50	Chief Financial Officer, Secretary and Treasurer
The directors named above serve for one-year terms and are elected annually by our stockholders. Information concerning our directors and our executive officers is set forth below:
Charles A. Dinarello, MD, age 67, has served as Acting Chief Executive Officer and a member of our Board of Directors since March 31, 2009. Dr. Dinarello is our principal investigator for cell graft rejection as well as a member of our Scientific Advisory Board. Since 1996, he has served as Professor of Medicine and Immunology at the University of Colorado Denver. Dr. Dinarello has published over 700 original research articles on cytokines, particularly interleukin-1 (IL-1) and tumor necrosis factor, and is considered a “founding father” of cytokine biology. Prior to 1996, he was Professor of Medicine at Tufts University School of Medicine and a staff physician at the New England Medical Center Hospital in Boston. He also served at the National Institutes of Health (NIH) as a senior investigator. Dr. Dinarello currently serves as a director of Techne Corporation (NASDAQ NNM: TECH), and is a Scientific Advisory Board member of Senesco Technologies, Inc., Source MDx, Inc., GlobeImmune, Inc., and Capstone Pharmaeuticals, Inc. He is also a member of the editorial board of Proceedings of the National Academy of Sciences. Dr. Dinarello has also previously served as a member of the Board of Scientific Advisors of the National Institutes of Allergy and Infectious Diseases (NIAID) and the Alliance for Lupus Research, as Vice President of the American Society of Clinical Investigation, and as President of the International Cytokine Society. Dr. Dinarello received his medical degree from Yale University and his clinical training at the Massachusetts General Hospital. We believe that Dr. Dinarello’s extensive scientific expertise, including his extensive research in the areas of focus for the Company, give him the qualifications and skills to serve as a director.
Dr. Dinarello has received numerous international awards for his scientific contributions. In March 2010, he was awarded The Paul Ehrlich Prize for his work on cytokines. The Paul Ehrlich Prize is the most prestigious prize in the Federal Republic of Germany in the field of medicine. In 2009, he was the recipient of the Albany Medical Center Prize in Medicine and Biomedical Research. The Albany Prize is the largest monetary award given in the US for medicine. Also, in 2009, he received from the King of Sweden the Crafoord Prize, which is awarded by the Royal Swedish Academy of Sciences. Other awards include Germany’s Ernst Jung Prize for Medicine; the Ludwig Heilmeyer Gold Medal of the Society for Internal Medicine; the Italian National Academy of Medicine’s International Chirone Prize; the Carol Nachman Prize in Rheumatology; the Sheikh Hamdan bin Rashdid al Maktoum Award (United Arab Emirates),the Beering Award (USA) and the Bonfil-Stanton Prize in Medicine. Dr. Dinarello was recently notified that he will receive the Novartis Prize in Immunology, which is awarded every three years at the International Congress of Immunology.

Vicki D.E. Barone, age 50, has served as the Chairperson of our Board of Directors since March 31, 2009 and is a member of our Audit Committee. From March 2008 until March 31, 2009, she was the Chairperson of the Board of Directors of Apro Bio Pharmaceutical Corporation (“Apro Bio”), our predecessor operating company. Since 1996, Ms. Barone has served as the Chief Financial and Compliance Officer for GVC Capital LLC (“GVC”), formally known as Bathgate Capital Partners LLC, where she is also a Senior Managing Partner and a member of the Commitment Committee, and actively manages the corporate finance projects of the firm. She is a CPA and a Certified Financial Planner and received a BS in Finance and MS in Accounting from the University of Colorado. We believe that Ms. Barone’s executive, financial and business expertise, including her background as the chairperson of the Board of Directors of another company, give her the qualifications and skills to serve as a director and as the Chairperson of our Board of Directors.
Michael D. Iseman, MD, age 71, has served as a member of our Board of Directors since March 31, 2009. From August 2008 until March 31, 2009, Dr. Iseman was a director of Apro Bio. Since 1980, Dr. Iseman has been a Professor of Medicine at the University of Colorado Denver with appointments in both the Division of Pulmonary Medicine and Infectious Diseases. Since 1983, he has also been a physician with the National Jewish Medical and Research Center in Denver, CO and currently serves as its Chief of Clinical Mycobacterial Disease Service. Dr. Iseman received his undergraduate degree with honors from Princeton University and his MD from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Iseman’s scientific and business expertise, including his background as a former director of another company, give him the qualifications and skills to serve as a director.
Michael D. Wort, age 60, has served as a member of our Board of Directors since March 31, 2009. Mr. Wort was a founder of Apro Bio, which commenced operations in February 2006. From October 2008 until March 31, 2009, he was a director of Apro Bio and from October 2008 until December 31, 2008, he served as its Interim Chief Executive Officer. Since 2007, Mr. Wort has served as the Managing Director of De Facto Communications, a subsidiary of Chime Communications, which is listed on the London Stock Exchange. In 2004, Mr. Wort founded MC BioCommunications, an investor and public relations firm specializing in emerging bioscience companies. He is also a founder and director of BeckPharma Limited, a technology transfer company, and PharmScape, a biotechnology consultancy company, both of which were founded in 2003. Mr. Wort’s other prior experience includes various sales, marketing and general management positions with GlaxoSmithKline plc. Additionally, he has served as an advisor and consultant on fund raising for more than 15 small-cap, biotechnology companies. Mr. Wort received his BSC in Applied Biology and is a Chartered Graduate Biologist in Industrial Microbiology. We believe that Mr. Wort’s management, financial and industry expertise give him the qualifications and skills to serve as a director.
Albert L. Kramer, age 77, has served as a member of our Board of Directors since March 31, 2009. From April 2008 until March 31, 2009, he was a director of Apro Bio. Since 1993, Mr. Kramer has served as an attorney with the Kramer Law Firm. From 1993 to 2005, Mr. Kramer served as Special Counsel to Syratech Corporation. From 2004 to 2008, he served as Chief Counsel to Travelers Marketing, LLC. From 1975 to 1992, Mr. Kramer served as a District Court Judge for the Massachusetts Trial Court. He received his undergraduate and law degrees from Boston University. We believe that Mr. Kramer’s legal expertise give him the qualifications and skills to serve as a director.
Steven M. Bathgate, age 55, has served as a member of our Board of Directors since March 31, 2009. From April 2008 until March 31, 2009, he was a director of Apro Bio. Since 1996, Mr. Bathgate has served as a Senior Managing Partner of GVC. Mr. Bathgate is the founder of GVC. Prior to starting GVC, he was Chairman and Chief Executive Officer of Cohig & Associates, Inc. Mr. Bathgate currently serves on the board of directors of Peerless Systems Corp. (Nasdaq: PRLS), Creston Resources, Inc. (Pink Sheets: CSTJ) and formerly served on the board of directors of Birner Dental Management Services, Inc. (Nasdaq: BDMS). He received a BS degree in Finance from the University of Colorado. We believe that Mr. Bathgate’s executive and business expertise, including his background as a director for several public companies, give him the qualifications and skills to serve as a director.

Jeffrey S. Sperber, age 46, has served as a member of our Board of Directors since October 2009 and currently serves as the Chairman of our Audit Committee. Since 2005, Mr. Sperber has served as the Chief Financial Officer and a director of Ceragenix Pharmaceuticals, Inc., a publicly traded medical device company (Pink Sheets: CGXP). In June 2010, Ceragenix Pharmaceuticals, Inc. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. From 2001 to 2004, he served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion global public company providing outsourced call center services. Mr. Sperber began his career as a public accountant with Arthur Andersen LLP and received his CPA license in the State of Colorado, which has since expired. He received a BS in Accounting from Colorado State University. We believe that Mr. Sperber’s financial, accounting and business expertise, including his background as the Chief Financial Officer of a public company, gives him the qualifications and skills to serve as a director and as the Chairman of our Audit Committee.
Edward C. Larkin, age 59, has served as our Chief Operating Officer since May 2009. From March 31, 2009 until May 2009, Mr. Larkin served as our Interim Chief Financial Officer. From January 2007 until March 31, 2009, he served as Interim Chief Financial Officer of Apro Bio. Currently, Mr. Larkin is also a registered broker with GVC and from 2002 until February 2010, he served as Director of Corporate Finance for GVC. His prior experience has included a variety of executive positions with several investment banking firms and he began his career with FINRA (formerly the NASD). He is one of the 12 founding members and a former member of the board of directors of the National Investment Banking Association. Mr. Larkin received a BS in Finance and Marketing from the University of Colorado and an MBA from the University of Denver.
Robert C. Ogden, age 50, has served as our Chief Financial Officer, Treasurer and Secretary since May 2009. From 2007 to 2009, Mr. Ogden was a financial consultant, primarily providing services to public companies, including Fortune 500 and micro-cap entities. From May 2004 to June 2007, Mr. Ogden served as Chief Financial Officer, Treasurer and Secretary of SAN Holdings, Inc., a publicly-traded data storage solutions provider and software company, where he was responsible for all administrative and finance functions. In November 2007, SAN Holdings, Inc. filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code. From 2000 to May 2004, he was a multi-industry financial consultant providing financial controller and reporting services to both private and public companies. His prior experience includes financial executive positions with two micro-cap companies. Mr. Ogden began his career as a public accountant with PricewaterhouseCoopers LLP. Mr. Ogden received a BS in Commerce from the University of Virginia and is a CPA.
Scientific Advisory Board
We have established a Scientific Advisory Board with Dr. Iseman as the current chairman. The following sets forth biographical information as to the business experience of each additional member of the Scientific Advisory Board.
James W. Mier, MD has been a member of the Scientific Advisory Board since April 2009 and is an Associate Professor of Medicine at Beth Israel Deaconess Medical Center, a teaching hospital of Harvard Medical School. He is also a practicing physician in the Division of Hematology-Oncology at Beth Israel. Dr. Mier has been a member of the Scientific Advisory Board of Senesco Technologies Inc. since April 2007. Dr. Mier’s research is funded by the NIH and he is a member of numerous professional societies. He received his MD from Indiana University School of Medicine.
James D. Crapo, MD has been a member of the Scientific Advisory board since April 2009. Since 1996, Dr. Crapo has been Chairman, Department of Medicine, and Executive Vice President -Academic Affairs at National Jewish Medical and Research Center in Denver, Colorado. Prior to 1996, he held numerous positions while serving on the faculty of Duke University Medical Center, including the Chief of the Pulmonary and Critical Care Division. He is the author of more than 200 original scientific publications, numerous book chapters and seven textbooks. Dr. Crapo holds a BS in Chemistry from Brigham Young University and an MD from the University of Rochester.
Dr. Eli C. Lewis, Ph.D has been a member of the Scientific Advisory Board since May 2009. He is the director of the Clinical Islet Laboratory and a lecturer in clinical biochemistry for the faculty of Health Sciences at Ben Gurion University of the Negev, Israel. In October 2008, Dr. Lewis co-published a study in the Publication of the National Academy of Sciences with our Acting Chief Executive Officer, Dr. Charles Dinarello, and our principal investigator, Dr. Leland Shapiro titled “Alpha-1-Antitrypsin Monotherapy Induces Immune Tolerance during Islet Allograft Transplantation in Mice.” Dr. Lewis is a member of numerous professional societies. Dr. Lewis received his undergraduate, masters and Ph.D degrees from Ben Gurion University of the Negev, where he received Magna Cum Laude and Summa Cum Laude distinctions in his masters and Ph.D programs, respectively. He completed his Post-Doctoral Fellowship at the University of Colorado Denver.

Principal Investigator
Leland Shapiro, MD is our principal investigator for viral and bacterial disorders. Dr. Shapiro is an Associate Professor of Medicine at the University of Colorado Denver and a staff physician at the Veterans Affairs Medical Center in Denver. Dr. Shapiro received his BA and BS degrees from Tufts University and graduated from the University of Massachusetts School of Medicine. He obtained medical training as a resident in internal medicine at the University of North Carolina at Chapel Hill, where he also served as chief medical resident. He also completed a infectious diseases fellowship clinical and scientific training at the Tufts New England Medical Center where he worked in the laboratory of Dr. Dinarello as a post-doctoral fellow in infectious diseases. He was selected as a fellow of the American College of Physicians for outstanding achievements in the areas of clinical care and scientific investigation. Current research projects include investigating the role of innate immunity (including natural and synthetic serine protease inhibitors) in the pathogenesis of several diseases, including those considered bio-weapons. Dr. Shapiro is also the majority shareholder in Bio Holding, Inc. with whom the Company has a licensing agreement for the treatment of diabetes.
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2010, we believe that all filings required to be made during fiscal year ended March 31, 2010 were made on a timely basis, with the following exceptions:
•	Charles A Dinarello failed to timely file a Form 3 relating to his appointment as a director and our Acting Chief Executive Officer and one Form 4 relating to a grant of warrants on April 7, 2009.
•
Vicki D.E. Barone failed to timely file a Form 3 relating to her appointment as a director and two Form 4s, one relating to a grant of warrants on January 29, 2010 and one relating to the sale of common stock and issuance of options by GVC in connection with the settlement of an arbitration proceeding on June 19, 2009.

•
Steven M. Bathgate failed to timely file a Form 3 relating to his appointment as a director and two Form 4s, one relating to a grant of warrants on January 29, 2010 and one relating to the sale of common stock and issuance of options by GVC in connection with the settlement of an arbitration proceeding on June 19, 2009.

•	Albert L. Kramer failed to timely file a Form 3 relating to his appointment as a director.
•	Michael D. Iseman failed to timely file a Form 3 relating to his appointment as a director and two Form 4s relating to grants of warrants on August 6, 2009 and October 12, 2009.
•	Michael D. Wort failed to timely file a Form 3 relating to his appointment as a director.
•	Paul H. Dragul (former director of the Company) failed to timely file a Form 3 relating to his appointment as a director.
•	Edward C. Larkin failed to timely file a Form 3 relating to his appointment as an executive officer of the Company.

CODE OF ETHICS
We have a Code of Ethics applicable to all of our officers, other employees and directors. Among other things, the Code of Ethics is designed to deter wrongdoing and to promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships; to promote full, fair, accurate, timely, and understandable disclosures in periodic reports required to be filed by us; and to promote compliance with applicable governmental laws, rules and regulations. The Code of Ethics provides for the prompt internal reporting of violations of the Code of Ethics to an appropriate person identified in the Code of Ethics and contains provisions regarding accountability for adherence to the Code of Ethics. A copy of our Code of Ethics is filed as Exhibit 14.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
NOMINATION OF DIRECTOR CANDIDATES
On December 29, 2009, the Board of Directors adopted Amended and Restated Bylaws (the “Bylaws”), pursuant to which the Board of Directors amended provisions of the Bylaws related to shareholder nominations of directors. In accordance with Section 2.8 of the Bylaws, a shareholder (who is a shareholder at the time of giving notice and is entitled to vote at a meeting) may nominate a director upon giving timely written notice thereof to our Secretary. To be timely, a shareholder’s notice must be delivered to the principal executive offices of the Company not later than the close of business on the 90th day nor earlier than the close of business on the 120th day prior to the anniversary of the preceding year’s annual meeting of shareholders, subject to certain exceptions if a meeting is not held in the preceding year, if the date of the meeting changes by more than 30 days, or if the number of directors is to be increased. The foregoing summary does not purport to be complete and is subject to, and qualified in its entirety by, the full text of Section 2.8 of the Bylaws that is filed as Exhibit 3.1 to our Current Report on Form 8-K filed with the SEC on January 5, 2010.
AUDIT COMMITTEE
We have a separately-designated standing audit committee comprised of one independent Board member. Our Audit Committee members are Jeffrey Sperber (Chairman) and Vicki Barone. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the independent auditors, and reviews and approves in advance all audit and non-audit services (other than prohibited non-audit services) performed by the independent auditors. In addition, the Audit Committee reviews and discusses with management and the independent auditors the audited financial statements included in our filings with the SEC; oversees our compliance with legal and regulatory requirements; and meets separately with the independent auditors as often as deemed necessary or appropriate by the Committee. In this regard, the Audit Committee also reviews major issues regarding accounting principles and financial statement presentation, and periodically discusses with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures.
The Board of Directors has determined that Jeffrey Sperber is an “audit committee financial expert” as such term is defined in applicable SEC regulations.
ITEM 11. EXECUTIVE COMPENSATION.
COMPENSATION DISCUSSION AND ANALYSIS
General Philosophy and Objectives

The Company’s success depends on the expertise, talent, experience and long-term commitment of our executive management. Currently, we do not have a Compensation Committee. Our Chairperson, with consultation from our Board, has determined base salaries and equity-based compensation for our executive officers. Overall, our compensation practices and programs are intended to achieve the following objectives:
•	To attract, retain, motivate and reward key employees to drive the successful implementation of the Company’s current and long-term strategic, business and financial goals;

•	To align the financial interests of our executives with those of our shareholders;
•	To establish appropriate incentives for management and employees that are consistent with our culture and values; and
•	To provide an annual compensation program with a high emphasis on long-term equity-based compensation.
To accomplish these objectives, we use a combination of base salary and equity-based compensation, which has been in the form of common stock purchase warrants. We believe this creates an environment that allows us to achieve our objectives and maximize value for our shareholders. Currently, we do not have a shareholder approved equity compensation plan.
As we are in development-stage, conversation of cash is a primary management objective, and accordingly, cash compensation has only been in the form of base salary. We believe that our officers are strongly motivated and dedicated to the growth in stockholder value of the Company. Further, we believe that our salaried officers are receiving salary compensation in the lower range relative to comparable positions with other similar size and industry type companies, but that their performance incentives are heavily based on their personal shareholding and/or incentive equity-based compensation.
Salaries
Based on mutual agreement, we do not currently pay a salary to our Chief Executive Officer, who receives a salary from the UCD as a Professor of Medicine at the University of Colorado. Effective May 2010, we entered into an agreement to pay him for consulting services at a rate of $2,500 per month. Salaries paid to our other executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent. Due to the Company’s limited cash, salary levels are below the industry average and the Company did not pay any cash bonuses in Fiscal Year 2010.
Equity Incentive Compensation
The use of equity-based compensation is intended to align the interests of the executives and other key employees with those of the shareholders. Equity-based compensation also serves to increase management ownership in the Company, provides a level of deferred compensation, aids in employee retention and conserves cash. In the near term, we believe that common stock purchase warrants are the best means to motivate our executive officers to perform at a high level and in the best interest of our shareholders.
Equity-based compensation for our executive officers is based primarily on three factors: 1) an evaluation of the responsibilities of the executive officer’s position; 2) the competitive marketplace for executive talent; and 3) executive compensation of similar size and industry type companies. Due to our current capital structure, and in particular, the lock-up trading restrictions on a significant percentage of the outstanding shares of our common stock, we have experienced minimal public trading of our common stock on the OTC BB and the quoted prices have been highly volatile. For our fiscal year ended March 31, 2010 (“Fiscal Year 2010”), approximately 98% of our common stock transactions were in the form of private transactions of unregistered common stock among accredited investors (the “Private Transactions”) and our private equity offerings of unregistered common stock, which we concluded in March 2009, December 2009 and January 2010 (“Private Placements”). The weighted-average sale price of the Private Transactions, the Private Placements and reported OTC BB transactions was approximately $2.50 per share, and this was the basis for determining the grant date fair value of warrants granted to our executive officers.
During Fiscal Year 2010, our Board of Directors granted warrants to our Acting Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”). In determining the number of warrants to grant to our CEO and CFO, the Board of Directors considered each individual’s position in the Company, the number of shares of common stock and warrants outstanding, the fact that our CEO was not receiving any cash compensation and that our CFO’s cash compensation was well below average, and the equity ownership of our other executive officer and directors granted to each. Both the CEO and CFO received an initial grant of warrants when they commenced service with the Company and a second grant during Fiscal Year 2010, which vests over three years assuming continuous service to the Company. The Board will likely consider additional grants commensurate with any additional equity capital that the Company raises.

Tax and Accounting Considerations
Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code disallows a tax deduction for any publicly held corporation for individual compensation of more than $1.0 million in any taxable year to any named executive officers, other than compensation that is performance-based under a plan that is approved by shareholders and that meets certain other technical requirements. The Board’s policy with respect to Section 162(m) is to make every reasonable effort to ensure that compensation is deductible to the extent permitted while simultaneously providing our executives with appropriate rewards for their performance. In the appropriate circumstances, however, the Board is prepared to exceed the limit on deductibility under Section 162(m) to the extent necessary to ensure our executive officers are compensated in a manner consistent with our best interests and those of our shareholders.
Accounting. Under US GAAP, we are required to recognize an expense for the fair value of equity-based compensation awards. The Board regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to equity compensation awards. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.
COMPENSATION COMMITTEE REPORT
The Board of Directors has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussions with management, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this Amendment.
BOARD OF DIRECTORS
Charles A. Dinarello
Vicki D.E. Barone
Michael D. Iseman
Michael D. Wort
Jeffrey S. Sperber
Albert L. Kramer
Steven M. Bathgate

SUMMARY COMPENSATION TABLE
The following table sets forth the total compensation earned by each of our named executive officers for Fiscal Year 2010. Our named executive officers (“NEOs”) are our Acting Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer, who are our executive officers.

			Option	All Other
	Fiscal		Awards	Compensation
Name and Principal Position	Year	Salary ($)	($) (1)	($)	Total ($)
Charles A. Dinarello (2)	2010	$—	$632,437	$—	$632,437
Acting Chief Executive Officer

Robert C. Ogden (3)	2010	$72,500	$262,092	$—	$334,592
Chief Financial Officer

Edward C. Larkin (4)	2010	$130,000	$—	$10,146	$140,146
Chief Operating Officer

(1)
Amounts for option awards were calculated pursuant to FASB ASC Topic 718 Compensation — Stock Compensation (“ASC 718”) and reflect compensation expense recognized in the fiscal year ended March 31, 2010 related to grants of stock purchase warrants exercisable into shares of our common stock. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 9 to our consolidated financials statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

(2)
Dr. Dinarello was appointed Acting Chief Executive Officer on March 31, 2009. For Fiscal Year 2010, Dr. Dinarello was employed by the University of Colorado Denver and did not receive salary or any cash compensation from the Company. During Fiscal Year 2010, he was granted warrants to purchase 1,200,000 shares of our common stock. 600,000 warrants are currently exercisable at $0.50 per share and 150,000 are currently exercisable at $3.00 per share.

(3)
Mr. Ogden was appointed Chief Financial Officer of the Company in May 2009 and his reported salary for fiscal year 2010 was for a partial year. He was initially engaged as a part-time employee, but commenced full-time duties in the second half of fiscal year 2010. During fiscal year 2010, he was granted warrants to purchase 350,000 shares of our common stock. 50,000 are currently exercisable at $0.50 per share and 60,000 are currently exercisable at $3.00 per share.

(4)	Mr. Larkin received other compensation in the form of health and dental insurance premiums paid on his behalf by the Company.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides a summary of equity awards outstanding at March 31, 2010 for each of our NEOs.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise Price	Option Expiration
Name	Exercisable(#)	Unexercisable (#)		($)	Date

Charles A. Dinarello	600,000	—		$0.50	April 7, 2016
	150,000	450,000	(1)	$3.00	November 13, 2016

Robert C. Ogden	50,000	—		$0.50	April 15, 2016
	60,000	240,000	(2)	$3.00	November 13, 2016

(1)	The warrants were granted on November 13, 2010 and vest as follows: 150,000 on March 31, 2011, 150,000 on March 31, 2012 and 150,000 on March 31, 2013.

(2)	The warrants were granted on November 13, 2010 and vest as follows: 80,000 on September 30, 2010, 80,000 on September 30, 2011 and 80,000 on September 30, 2012.

OPTION EXERCISES AND STOCK VESTED
None of our NEOs exercised warrants during Fiscal Year 2010.
DIRECTOR COMPENSATION
The following table shows the compensation for our non-employee directors for Fiscal Year 2010:

	Fees Earned or	Stock	Option	All Other
	Paid in Cash	Awards	Awards	Compensation	Total
Name	($)	($)	($) (7)	($)	($)

Vicki D.E. Barone (1)	—	—	$125,256	—	$125,256

Michael D. Iseman (2)	—	—	$145,995	—	$187,679

Michael D. Wort (3)	—	—	$187,728	—	$187,728

Albert L. Kramer (4)	—	—	$125,256	—	$125,256

Steven M. Bathgate (5)	—	—	$125,256	—	$125,256

Jeffrey S. Sperber (6)	—	—	$124,944	—	$124,944

(1)
On July 7, 2009, Ms. Barone was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(2)
On July 7, 2009, Dr. Iseman was granted a warrant to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share for the remainder of his first year of director services. This warrant vested immediately upon grant. On August 6, 2009, he was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for his second year of director services. This warrant vests on August 5, 2010.

(3)
On July 7, 2009, Mr. Wort was granted two warrants to purchase a total of 50,000 shares of our common stock at an exercise price of $3.00 per share for the remainder of his first year of director service. Both of these warrants vested immediately upon grant. On October 1, 2009, he was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for his second year of director services. This warrant vests on September 30, 2010

(4)
On July 7, 2009, Mr. Kramer was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(5)
On July 7, 2009, Mr. Bathgate was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(6)
On October 12, 2009, Mr. Sperber was granted a warrant to purchase 100,000 shares of our common stock at exercise price of $3.00 per share for his first year of director services. This warrant vests on October 11, 2010.

(7)
Amounts for option awards were calculated pursuant to ASC 718 and reflect compensation expense recognized in Fiscal Year 2010 related to grants of stock purchase warrants exercisable into shares of our common stock. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 9 to our consolidated financial statements of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Under our current director compensation plan, directors are granted warrants to purchase 100,000 shares of our common stock for their first year of service and warrants to purchase 50,000 shares for their second year of service. Warrants vest at the end of each year of service assuming continuous service through the vesting date.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION
The Company does not have a separately-designated standing Compensation Committee, rather the entire Board of Directors acts as the Compensation Committee. None of our executive officers participated in the deliberations of the Board of Directors concerning executive compensation. None of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of July 12, 2010 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

			Percent of
	Number of Shares		Outstanding
Name of Beneficial Owner	Beneficially Owned		Shares (1)

5% Stockholders:

BOCO Investments, LLC	7,587,000	(2)	24.63%
262 East Mountain Avenue Fort Collins, CO 80524

Leland Shapiro	3,368,750	(3)	13.66%
8765 East 29th Place Denver, CO 80238

F. Steven and Gayle S. Mooney	2,300,000	(4)	8.06%
3677 S. Huron Street, Suite 102 Englewood, CO 80110

University License Equity Holdings, Inc.	1,427,834	(5)	5.37%
4740 Walnut Street, Suite 100 Boulder, CO 80309

Directors and Named Executive Officers:

Vicki D.E. Barone	1,853,743	(6)	6.94

Michael D. Iseman	150,000	(7)	*

Michael D. Wort	1,100,000	(8)	4.05%

Albert L. Kramer	925,000	(9)	3.37%

Steven M. Bathgate	1,877,364	(10)	7.07%

Jeffrey S. Sperber	—		—

			Percent of
	Number of Shares		Outstanding
Name of Beneficial Owner	Beneficially Owned		Shares (1)

Charles A. Dinarello	750,000	(11)	2.61%

Edward C. Larkin	500,000		1.82%

Robert C. Ogden	110,000	(12)	*

All directors and executive officers as a group (9 persons)	6,303,357		25.02%

*	Less than one percent

(1)
Applicable percentage of ownership is based on 28,038,268 shares of common stock outstanding on July 12, 2010. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities. Shares of common stock issuable upon the exercise of common stock purchase warrants exercisable currently or within 60 days of July 12, 2010 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such warrant for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise provided, the address of all stockholders is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

(2)
Based solely on information included in a Form 3 filed with the SEC on March 11, 2010. Includes 2,412,000 shares owned, 725,000 shares underlying a warrant currently exercisable at $0.25 per share, 3,000,000 shares underlying a warrant currently exercisable at $0.50 per share and 1,450,000 shares underlying a warrant currently exercisable at $1.00 per share.

(3)	Based solely on information included in a Form 3 filed with the SEC on April 10, 2009. Represents 3,368,750 shares owned.

(4)
Based solely on information included in a Form 13G filed with the SEC on July 28, 2009. Includes 900,000 shares owned, 200,000 shares underlying a warrant currently exercisable at $0.25 per share, 800,000 shares underlying a warrant currently exercisable at $0.50 per share and 400,000 shares underlying a warrant currently exercisable at $1.00 per share.

(5)	Based solely on information included in a Form 13D filed with the SEC on April 23, 2009. Represents 1,427,834 shares owned.

(6)
Includes 627,437 shares owned (of which 25,000 shares are held by Ms. Barone’s IRA), 100,000 shares underlying a warrant currently exercisable at $1.00 per share, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 6,778 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $2.50 per share and 6,778 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.75 per share. Also includes 962,750 shares owned by GVC, of which Ms. Barone is a Senior Managing Partner. Ms. Barone disclaims beneficial ownership of these shares.

(7)
Includes 75,000 shares underlying a warrant currently exercisable at $1.25 per share, 25,000 shares underlying a warrant currently exercisable at $3.00 per share and 50,000 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.00 per share.

(8)	Includes 1,000,000 shares owned, 50,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(9)	Includes 775,000 shares owned, 100,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(10)
Includes 50,250 shares owned, 578,750 shares owned by Mr. Bathgate’s spouse, 50,000 shares owned by Mr. Bathgate’s daughter, 30,000 shares owned by Bathgate Family Partnership Ltd., 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 2,807 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $2.50 per share and 2,807 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.75 per share. Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his family members and Bathgate Family Partnership Ltd. Also includes 962,750 shares owned by GVC, of which Mr. Bathgate is a Senior Managing Partner. Mr. Bathgate disclaims beneficial ownership of these shares.

(11)	Includes 600,000 shares underlying a warrant currently exercisable at $0.50 per share and 150,000 shares underlying a warrant currently exercisable at $3.00 per share.

(12)	Includes 50,000 shares underlying a warrant currently exercisable at $0.50 per share and 60,000 shares underlying a warrant currently exercisable at $3.00 per share.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
RELATED PARTIES AND TRANSACTIONS
GVC Capital LLC
GVC provided investment banking services related to a private placement securities offering conducted in December 2009 and January 2010 (the “Private Placement”). We raised gross proceeds of approximately $1,987,000 and paid GVC a placement agent fee of $198,760. Additionally, GVC received warrants to purchase 79,460 shares of our common stock at an exercise price of $2.50 per share and 79,460 shares of our common stock at an exercise price of $3.75 per share. Two of our directors, Ms. Barone and Mr. Bathgate are Senior Managing Partners with GVC and are also members of our Board of Directors. Ms. Barone and Mr. Bathgate were individually assigned 13,556 and 5,614 warrants, respectively, received by GVC in connection with the Private Placement.
Edward C. Larkin, our Chief Operating Officer, is a registered broker with GVC.
License Agreement with Bio Holding, Inc.
On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) pursuant to which we obtained an exclusive license (the “License Agreement”) to practice, perform, make, use, sell, import and offer to sell products covered by current and future patents and patent applications owned by Bio Holding for the treatment of diabetes (the “Licensed Technology”). Dr. Leland Shapiro, who is our Principal Investigator and is the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.
In consideration for the License Agreement, we paid Bio Holding a license fee of $25,000 in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share (the “Bio Holding Warrant”). The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. The issuance of the Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $1,470,000, which was calculated using the Black-Scholes model. The total value ascribed to the License Agreement was $1,495,000, and we expensed this amount in Fiscal Year 2010.
Albert L. Kramer, one of our directors, is Dr. Shapiro’s stepfather.
University License Equity Holdings, Inc. (“ULEHI”)
On June 7, 2010, Omni Bio Operating, Inc. (the “Sponsor”), a wholly-owned subsidiary of Omni, the Regents of the University of Colorado (the “Regents”) and The Barbara Davis Center (collectively with the Regents, the “Institution”), and Dr. Peter Gottlieb entered into an Investigational Site Agreement, whereby the Institution, acting on behalf of the Sponsor, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients. Base costs, which includes the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. The Sponsor was required to make an initial deposit of $365,000 upon execution of the Agreement. ULEHI is an owner of approximately 5% of our common stock.
APPROVAL OF RELATED PARTY TRANSACTIONS
We have not formally adopted any policies or procedures for approval of related party transactions. All proposed related party transactions are disclosed to our Board of Directors and are considered and approved on a case-by-case basis.

DIRECTOR INDEPENDENCE
The Board of Directors has determined that each of Jeffrey S. Sperber, Michael D. Iseman, Albert L. Kramer and Michael D. Wort is an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc. In addition, the Board of Directors has determined that Vicki D.E. Barone, one of the two members of the Audit Committee of the Board of Directors, is not an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc. and the SEC, including additional requirements relating to Audit Committee members.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 5, 2009 and audited our financial statements for the fiscal years ended March 31, 2010 and 2009. Cordovano and Honeck LLP (“Honeck”) served as our independent registered public accounting firm though June 3, 2009 and audited our consolidated financial statements for the year ended December 31, 2008. We changed our fiscal year end to March 31 beginning with the fiscal year ended March 31, 2009. Accordingly, audit fees for 2009 as listed below include fees billed by both Hein and Honeck of $39,164 and $7,998, respectively. Tax fees for 2010 as listed below include fees billed in Fiscal Year 2010 by Hein of $6,000 for the federal and state income tax returns for the year ended March 31, 2009 and by another firm of $600 for the federal and state income tax returns for 2008. An estimate of the pre-approved audit fees for Hein’s audit of the Fiscal Year 2010 financial statements are included in the total of audit fees for 2010, but will be billed in fiscal year 2011.

	2010	2009

Audit Fees	$85,490	$47,162
Audit-Related Fees	—	—
Tax Fees	6,600	600
All Other Fees	—	—

Total	$92,090	$47,762

Audit Fees
This category includes the aggregate fees billed for professional services for the audit of our annual financial statements for the fiscal years ended March 31, 2010 and 2009, the audit of the effectiveness of our internal control over financial reporting as of March 31, 2010 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ending March 31, 2010 and 2009.
Audit Related Fees
There were no fees billed during the fiscal years ending March 31, 2010 and 2009 for assurance and related services rendered by Hein that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
This category includes fees billed for professional services for tax compliance, tax advice and tax planning.
All Other Fees
There were no fees billed during the fiscal years ending March 31, 2010 and 2009 for products and services provided by Hein, other than the services referred to above.
Effective December 29, 2009, our Board of Directors formed the Audit Committee, whereby the Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Prior to December 29, 2009, the Chairperson of the Board approved in advance the appointment of the independent auditors and all audit and tax fees. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Committee. For the fiscal years ending March 31, 2010 and 2009, all audit fees were reviewed and approved in advance of such services.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
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

10.1
Exclusive License Agreement with the Regents of the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.2
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

10.4
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

10.6	License Agreement with Bio Holding, Inc. dated September 28, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009)

10.7	Settlement Agreement with David Olson (incorporated by reference to Exhibit 10.10 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.8	Settlement Agreement with David Floor (incorporated by reference to Exhibit 10.11 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.9	Form of Advisor Warrant dated March 31, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.10	Subscription Agreement and Letter of Investment (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.11	Form of Investor Warrant exercisable at $0.25 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.12	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.13	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.14	Form of Two-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.15	Form of Three-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.16	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009)

10.17	Warrant dated December 16, 2009 issued to Robert C. Ogden (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on June 25, 2010)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on June 25, 2010)

EXHIBIT #	DESCRIPTION

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
July 26, 2010	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer