Form 10-Q
period 2010-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-07-30
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2010

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

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]

The number of shares outstanding of the registrant’s common stock as of July 15, 2010 was 28,038,268.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – June 30, 2010 (unaudited) and March 31, 2010	3

	Consolidated Statements of Operations – For the three months ended June 30, 2010 and 2009, and February 28, 2006 (Inception) through June 30, 2010 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – As of and for the three months ended June 30, 2010 (unaudited)	5

	Consolidated Statements of Cash Flows – For the three months ended June 30, 2010 and 2009, and February 28, 2006 (Inception) through June 30, 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4.	Controls and Procedures.	22

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2010	March 31, 2010
	(Unaudited)

Current assets:
Cash and cash equivalents	$1,138,553	$1,802,366
Prepaid clinical trial fee	365,000	-
Other current assets	27,922	10,049
Total current assets	1,531,475	1,812,415

Property and equipment, net	527	848
Intangible assets, net	65,819	67,115
Total long-term assets	66,346	67,963

TOTAL ASSETS	$1,597,821	$1,880,378

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,532	$94,356
Accrued liabilities	84,669	97,487
Amounts due to related parties	4,500	4,125
Notes payable – related party, net of discount of $3,000 at March 31, 2010	-	22,000
Total current liabilities	121,701	217,968

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,038,268 and 27,987,018 shares issued and outstanding, respectively	28,038	27,987
Additional paid-in capital	14,710,579	14,120,251
Deficit accumulated during the development stage	(13,262,497)	(12,485,828)
Total stockholders’ equity	1,476,120	1,662,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597,821	$1,880,378

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) through June 30, 2010
	2010	2009

Operating expenses:
General and administrative (including share-based compensation of $515,397, $489,299 and $3,994,961, respectively)	$776,025	$655,952	$6,728,471
Research and development	-	-	1,132,497
License fee – related party	-	-	1,495,000
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	776,025	655,952	10,119,208

Loss from operations	(776,025)	(655,952)	(10,119,208)

Non-operating expenses:
Interest income (expense), net	2,356	(470)	(54,891)
Accretion expense on notes payable – related party	(3,000)	(3,000)	(56,125)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants			(680,686)
Total non-operating expenses	(644)	(3,470)	(3,143,289)

Net loss	$(776,669)	$(659,422)	$(13,262,497)

Basic and diluted net loss per share	$(0.03)	$(0.03)

Weighted average shares outstanding – basic and diluted	28,002,746	26,019,055

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2010	-	$-	27,987,018	$27,987	$14,120,251	$(12,485,828)	$1,662,410
Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	20	49,962		49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					515,397		515,397
Net loss						(776,669)	(776,669)

Balances at June 30, 2010, (unaudited)	-	$-	28,038,268	$28,038	$14,710,579	$(13,262,497)	$1,476,120

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) Through June 30, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(776,669)	$(659,422)	$(13,262,497)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license – related party	-	-	1,470,000
Common stock issued pursuant to license agreements	-	-	763,240
Share-based compensation	515,397	489,299	3,994,961
Charge for warrants issued in merger transaction - related parties	-	-	1,948,237
Charge for warrants issued in private placement transaction - related parties	-	-	403,350
Charges for modifications to warrants	-	-	680,686
Accretion expense – related parties	3,000	3,000	56,125
Depreciation and amortization	1,617	1,734	18,531
Contributed rent	-	1,260	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	(365,000)	-	(365,000)
Other current assets	(17,873)	(15,167)	(30,021)
Accounts payable	(11,842)	(230,438)	238,709
Accrued liabilities	(12,818)	(203,017)	(227,155)
Amounts due to related parties	375	(133,761)	208,382
Net cash used in operating activities	(663,813)	(746,512)	(4,080,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash used in investing activities	-	-	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	-	-	4,285,945
Proceeds from the issuance of notes payable to related party	-	-	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	-	3,175	13,950
Net cash provided by financing activities	-	3,175	5,249,895

Net increase (decrease) in cash and cash equivalents	(663,813)	(743,337)	1,138,553
Cash and cash equivalents at beginning of period	1,802,366	1,805,395	-
Cash and cash equivalents at end of period	$1,138,553	$1,062,058	$1,138,553

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$-	$1,375
Income taxes	$-	$-

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable converted to common stock	$49,982	$-
Notes payable – related parties converted to common stock	$25,000	$132,000
Issuance of common stock pursuant to cashless exercises of warrants	$-	$126
Discount on convertible note - related party	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

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

We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 Antitrypsin (“AAT”).  We are currently focusing on four areas:  bacterial disorders, viral disorders, complications due to graft rejection and diabetes.

To date, our business efforts have been largely dedicated to pursuing additional capital in order to continue funding Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disorders, and in funding SRAs for the furtherance of our licenses regarding viral disorders and cellular transplantation/graft rejection.  Since inception, we have not generated any revenues from our operations.

Basis of Presentation

The accompanying unaudited consolidated financial statements are comprised of Omni and its wholly-owned subsidiary, Omni Bio, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”).  The balances as of March 31, 2010 are derived from our audited consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under anticipated SRAs.  As of June 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of June 30, 2010, we had a deficit accumulated from inception of $13.3 million, which included total non-cash charges from inception of approximately $8.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

In December 2009 and January 2010, we generated net cash of $1,786,890 through the sale of common stock and warrants in a private placement equity offering (the “Private Placement”). We do not expect to generate revenue during the remainder of our fiscal year ending March 31, 2011 (“fiscal year 2011”) or at any time in the foreseeable future. We expect our current cash and cash equivalents, including funds raised in the Private Placement, to be sufficient to cover our planned capital and operational expenditures through December 2010 based on current trends and currently known factors. We will need to raise additional capital to cover our operating losses, SRAs, clinical trials and other research and development expenses beyond December 31, 2010. We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and cover our operating expenses.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented.  In addition to common shares outstanding, and in accordance with FASB ASC Topic 260 Earnings per Share, any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted average number of common shares. Accordingly, for the three months ended June 30, 2009, the weighted average number of common shares outstanding as of the beginning of the year included 200,000 and 1,950,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.

Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  For the three months ended June 30, 2010, potentially dilutive securities were comprised of 11,568,612 common stock purchase warrants.  For the three months ended June 30, 2009, potentially dilutive securities were comprised of 10,615,044 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable with a related party.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 3 – PRIVATE PLACEMENT TRANSACTIONS

Private Placement – March 31, 2009

On March 31, 2009, in conjunction with the Merger, we closed a private placement securities offering (the “PP Offering”) to four accredited investors. We issued units, consisting of one share of our common stock, a warrant to purchase one-half a share of our common stock at an exercise price of $0.25 per share (two warrants must be exercised to purchase one share of common stock), two warrants to purchase two shares of our common stock (one warrant purchases one share of common stock) at an exercise price of $0.50 per share and a warrant to purchase one share of our common stock at an exercise price of $1.00 per share (the “PP Units,” and the warrants collectively referred to as the “PP Warrants”). We sold the PP Units at a price of $1.00 per PP Unit and issued 1,870,000 PP Units for gross cash proceeds of $1,820,000 and the conversion of a note payable to a related party of $50,000.  The PP Warrants expire March 31, 2014.

The PP Warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at our option. We may execute the Warrant Call by giving to the warrant holder a notice of call upon 20 days written notice (the "Call Notice").  A Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume in excess of 50,000 shares per day for that period of days.

In connection with the Private Placement, we paid to GVC Capital LLC (“GVC”) (formerly Bathgate Capital Partners LLC) a placement agent fee comprised of $112,200 in cash and a warrant to purchase 56,100 shares of our common stock at an exercise price of $0.25 per share, a warrant to purchase 224,400 shares of our common stock at $0.50 per share, and a warrant to purchase 224,400 shares of our common stock at $1.00 per share (collectively, the “PP Placement Agent Warrants”). Two of our directors are senior managing partners with GVC.  We recorded a charge related to the issuance of the PP Placement Agent Warrants in the amount of $403,350 as calculated using the Black-Scholes model.

We evaluated both the PP Warrants and the PP Placement Agent Warrants (collectively, the “PP Offering Warrants”) as potential free standing derivatives under the criteria in FASB ASC Topic 815 Derivatives and Hedging (“ASC 815”), which requires that a contract issued by a reporting entity be accounted for as a derivative unless it is both (1) indexed to its own stock and (2) classified in stockholders’ equity in its statement of financial position.  We concluded that the PP Offering Warrants were indexed to our common stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815.  As further required, we reviewed the requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

Private Placement – December 2009 and January 2010

In December 2009 and January 2010, we accepted subscription agreements related to the sale of units in the Private Placement.  Each “Private Placement Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per Private Placement Unit (the “Private Placement Warrants”).  Each Private Placement Warrant is exercisable at $3.75 through December 29, 2014.  The net proceeds from the Private Placement will be used to fund research and development and for general working capital purposes.  We completed the Private Placement in multiple closings in December 2009 and January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”).  We sold 794,260 Private Placement Units and netted cash proceeds of $1,786,890, after deducting commissions and expenses paid to GVC, who served as the placement agent for the Private Placement and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised.

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

At the Company’s option, we may call the Private Placement Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the "Private Placement Call Notice").  A Private Placement Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.

We calculated the value of these Private Placement PA Warrants at $356,471 using the Black-Scholes model and recorded this amount as a charge to additional paid in capital for the year ended March 31, 2010.

We evaluated both the Private Placement Warrants and the Private Placement PA Warrants as potential free standing derivatives under the criteria in ASC 815. We concluded that both the Private Placement Warrants and the Private Placement PA Warrants were indexed to our common stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815.  As further required, we reviewed the requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

At the Company’s option, we may call the Private Placement Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the "Private Placement Call Notice").  A Private Placement Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.

A summary of the warrants outstanding at June 30, 2010 that were issued in the PP Offering and the Private Placement is as follows:

Number of Warrants	Exercise Price

935,000	$0.25
3,740,000	$0.50
1,870,000	$1.00
79,426	$2.50
873,686	$3.75

7,498,112

NOTE 4– RELATED PARTIES AND DEBT OBLIGATIONS

Convertible Note Payable – Related Party

On May 30, 2008, we entered into a $25,000, 6% per annum, unsecured, convertible debenture agreement with the spouse of a director and related party (the “Bathgate Note”). Under the terms of the Bathgate Note, it was converted into 31,250 shares of our common stock on its maturity date, June 30, 2010. The remaining debt discount on the Bathgate Note was accreted and expensed during the three months ended June 30, 2010.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

As additional consideration relative to the Bathgate Note, we issued a warrant to purchase 50,000 shares of our common stock at $1.00 per share (the “Bathgate Warrant”), which expires on June 30, 2013.  In addition, this warrant included a reset provision, which provided, that if we issued a similar security with common stock purchase warrants exercisable below $1.00 per share, the exercise price would be reduced to the lower price. This reset provision pertained to any new investment made prior to December 31, 2008 and expired effective with the completion of the PP Offering.

We also evaluated the Bathgate Warrant as a potential free standing derivative under the criteria in ASC 815, and concluded that it was indexed to our common stock and should be classified in stockholders’ equity and would qualify for the scope exception contained in ASC 815. As further required, we reviewed the requirements for equity classification contained in ASC 815, and concluded that all of the criteria had been met and that equity classification was appropriate.

Pursuant to the reset provision described above, on November 6, 2008, the exercise price on the Bathgate Warrant was reduced to $0.50 per share with all other terms remaining intact. This reset was a result of a bridge loan entered into on that date with BOCO Investments, LLC (“BOCO”) (the “BOCO Note”), a related party to the parent company at that time, Across America. We recorded a charge for the modification of the exercise price on the Bathgate Warrant in the amount of $4,531 during the fiscal year ended March 31, 2009.

Note Payable – BOCO Investments, LLC

On November 6, 2008, we executed the BOCO Note, pursuant to which BOCO loaned $50,000 to us at an interest rate of 12% per annum in the form of a note, which was collateralized by substantially all of our assets.  As additional consideration for the BOCO Note, we issued to BOCO a warrant (the “BOCO Warrant”) to purchase 100,000 shares of our common stock.  This warrant is exercisable at $0.50 per share and expires on December 31, 2013.  The BOCO Note was originally due on February 4, 2009 and was extended to March 31, 2009, when it was converted pursuant to terms of the PP Offering.

We allocated the cash proceeds received to both the BOCO Note and the BOCO Warrant based on relative fair values of each.  We valued the warrant at $31,125 using the Black-Scholes model and recorded a corresponding debt discount for this amount.  As of March 31, 2010, we wrote-off the remaining unamortized discount as a result of the BOCO Note conversion.

NOTE 5 – LICENSE AGREEMENTS AND RELATED MATTERS

Omni is the licensee of three patent portfolios from UCD, which are comprised of one issued and 21 pending patent applications.  In addition, we have received two notices of allowance related to filed patent applications

Bacterial Disorders License

On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (“RUC”) on behalf of the University of Colorado Denver (“UCD”) covering patent applications directed to treatment and/or prevention of bacterial disorders.  Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia.  Concurrently, we entered into a three year SRA with UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”).  In January 2010, we made our final payment under the Bacterial SRA.

Viral Disorders License

On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders.  Some of these disorders include, but are not limited to, HIV and influenza (the “Viral License”).  We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the United States Patent and Trademark Office (“USPTO”).  As of June 30, 2010, we had not executed an SRA under the Viral License.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Cellular Transplant License

On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection (the “Cellular Transplant License”).  We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe.  As of June 30, 2010, we had not executed an SRA under the Cellular Transplant License.

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

Bio Holding License

On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) to obtain an exclusive license (the “Bio Holding License”) to patent applications related to the treatment of diabetes (the “Licensed Technology”).  In addition, the Bio Holding License grants us a first refusal to license any other intellectual property owned by Bio Holding that is not part of the License.  Dr. Leland Shapiro, who is one of our Principal Investigators and the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.

In consideration for the Bio Holding License, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000, which was paid in November 2009.  As additional consideration, we issued to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The warrants expire on September 28, 2014 and contain a cashless exercise provision.  Such warrants were subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011.  We estimated the issue date fair value of the warrants at $1,470,000, which was calculated using the Black-Scholes model.  The total value ascribed to the Bio Holding License was $1,495,000.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Future royalty payments under license agreements

License Date	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties	Sublicense Royalties

May 15, 2006	Bacterial Disorders	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

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

Type 1 Diabetes Clinical Trial

On June 7, 2010, Omni,  RUC and The Barbara Davis Center (collectively with RUC, the “Institution”), and Dr. Peter Gottlieb (the “Principal Investigator”) (the Institution and the Principal Investigator collectively referred to as the “Site”) entered into an Investigational Site Agreement (the “Agreement”), whereby the Institution, acting on behalf of Omni, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM  (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”).  The Clinical Trial is initially to include 15 patients.  Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000.  Additional contingent costs could be as high as $100,000. In June 2010, we made a prepayment of $365,000 upon execution of the Agreement, which we recorded as a prepaid asset under the description of Prepaid clinical trial fee on our consolidated balance sheet.  We expect to expense the costs of the Clinical Trial as research and development costs as services are performed, which may last up to two years.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), whereby, contingent upon the execution of the Agreement, Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of  $420,000, to Omni for use in the Clinical Trial as described above.  Pursuant to the Material Transfer Agreement, Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni.  Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND.  The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term.  The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial.  Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.

NOTE 6 – STOCKHOLDERS’ EQUITY

In April 2010, we settled a liability for legal services in the amount of $49,982 in exchange for 20,000 shares of our common stock and a warrant to purchase 20,000 shares of our common stock at $3.75 per share.  The pricing of the common stock and warrant consideration was consistent with the terms in the Private Placement.  The warrants expire on April 30, 2015.

As previously discussed, in June 2010, the Bathgate Note was converted into 31,250 shares of our common stock at a conversion price of $0.80 per share.

NOTE 7 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants.  We account for share-based compensation to employees and directors in accordance with the fair-value method prescribed in ASC Topic 718 Compensation – Stock Compensation (“ASC 718”).  The fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table.  Historically, the expected life of a warrant has been equal to its contractual term, as all of the warrants granted have underlying shares that are not registered and have additional trading restrictions.  Further, for warrants granted to directors and officers, vested warrants are not forfeited in the circumstance of disassociation with the Company.  Expected volatility was estimated based on comparisons of stock price volatility of “peer group,” publicly-traded companies and analysis of our own stock trading volume and price volatility for the fiscal year ended March 31, 2010.  The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

We did not issue any warrants during the three months ended June 30, 2010.  The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the three months ended June 30, 2009:

June 30, 2009

Expected life (years)	5.0 to 7.0
Expected volatility	100%
Risk-free interest rate	1.86 to 3.37%
Dividend yield	0%

For the period from July 30, 2009 through March 31, 2010, we granted warrants at an exercise price of $3.00 per share, which represented management’s estimated fair value of our common stock price as of the date of each grant and which was different than the quoted price of our common stock on the Over the Counter Bulletin Board (the “OTCBB”) on each of the grant dates.  Our determination of estimated fair value was based on factors, including, but not limited to: 1) sale prices of our common stock in recent private placement equity offerings; 2) the limited trading volume and limited public trading duration of our common stock; 3) private common stock sale transactions during this period; 4) the trading lock-up requirement of two or three years on the majority of our outstanding warrants and common stock; and 5) consideration of the weighted-average sale prices of private equity offerings, private common stock sale transactions and OTCBB transactions.  Because of the thin trading volume, extreme stock price volatility, substantial bid ask spreads on the OTCBB and trading restrictions associated with the common stock, we concluded the OTCBB market for Omni’s common stock was inactive. As a result, we looked significantly to volume and trading prices of private stock sale transactions that occurred during the period from the reverse merger between Apro and Across America (the registrant and shell company) on March 31, 2009 through the dates of the various warrants grants, and the terms and pricing of the Private Placement as the most reasonable and appropriate fair value indication.

During the three months ended June 30, 2010, we did not grant any warrants.  The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2009 was $1.34.

Share-based compensation recorded for the three months ended June 30, 2010 and 2009 was as follows:

	2010	2009

Employees and directors	$289,809	$471,335
Outside consultants	225,588	17,964

	$515,397	$489,299

As of June 30, 2010, there was approximately $2.1 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.2 years.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2010 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (a)

Outstanding at March 31, 2010	3,243,000	$1.96
Granted	-	-
Exercised	-	-
Forfeited/expired/cancelled	-

Outstanding at June 30, 2010	3,243,000	$1.96	5.4	$3,359,750

Vested and exercisable at June 30, 2010	2,053,000	$1.36	5.1	$3,359,750

(a) Calculated using the estimated fair value of our common stock price as of June 30, 2010.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements.  Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors.  For additional factors that may affect the validity of our forward-looking statements, see the risk facts set forth in Part I. Item. 1A “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”).

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

Overview

We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials, shepherd them through the FDA approval processes and advance them through to commercialization.  This core strategy is based on licensing issued and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 Antitrypsin (“AAT”), which has come off of its initial patents.  AAT is currently used as a therapeutically effective treatment for a genetic deficiency and the treatment for a pulmonary disorder that is unrelated to our licensed intellectual property.  Omni is the licensee of three patent portfolios from the University of Colorado Denver (“UCD”).  These patent portfolios are comprised of one issued and 21 pending patent applications.  In addition, we have received two notices of allowance related to filed patent applications.

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

To date, our business efforts have been largely dedicated to pursue additional capital in order to fund Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disease treatments, viral disease treatments and cellular transplantation/graft rejection.

Current Scientific Developments

Clinical Trial on Type I Diabetes

On June 7, 2010, Omni, the Regents of the University of Colorado (the “Regents”) and The Barbara Davis Center (collectively with the Regents, the “Institution”), and Dr. Peter Gottlieb (the “Principal Investigator”) (the Institution and the Principal Investigator collectively referred to as the “Site”) entered into an Investigational Site Agreement (the “Agreement”), whereby the Institution, acting on behalf of Omni, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM  (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”).  The Clinical Trial is initially to include 15 patients.  Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000.  Additional contingent costs could be as high as $100,000.  In June 2010, we made a prepayment of $365,000 upon execution of the Agreement.

In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), contingent upon the execution of the Agreement, whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of  $420,00 to Omni for use in the Clinical Trial as described above.  Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni.  Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND.   The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term.  The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial.  Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion

Bacterial License and Associated Sponsored Research Agreement

We have completed all of our payments under this SRA.  Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the United States Patent and Trade Office (“USPTO”) as well as certain international offices.

Viral License and Viral Sponsored Research Agreement

We are currently negotiating an SRA related to our licensed and issued patent related to AAT and novel compositions for treating viral-related disorders.  We expect that upon consummation of the SRA, we will be obligated to expend approximately $440,000 over a period of two years.  Additionally, we are continuing to pursue patent rights based on our patent applications directed to treating viral-related disorders with the USPTO.

Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement:

We have not executed an SRA related to this license but expect to in the near term.  Additionally, we are continuing to pursue patent rights based on our patent applications directed to related cellular transplant/graft rejection with the USPTO as well as certain international offices.

Diabetes License Agreement

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

Results of Operations – For the Three Months Ended June 30, 2010 Compared to the Three Months Ended June 30, 2009

The following discussion relates to our operations for the three months ended June 30, 2010 (the “June 2010 quarter”) as compared to the three months ended June 30, 2009 (the “June 2009 quarter”).

Net loss - For the June 2010 quarter, we reported a net loss of $776,669 as compared to a net loss of $659,422 for the June 2009 quarter, an increase of $117,247.  This increase was primarily attributable to increases in general and administrative expenses of approximately $120,000.  We did not report any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.

General and administrative expenses - General and administrative expenses for the June 2010 quarter were $776,025, and included $515,397 of share-based compensation, as compared to $655,952 in the June 2009 quarter, which included $489,299 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the June 2010 quarter were $260,268 as compared to $166,653 for the June 2009 quarter, an increase of $93,915 or approximately 56%.  This increase was primarily due to higher expenses in most expense categories, most notably office rent and public and investor relations (both of which commenced in the three months ended March 31, 2010); business insurance premiums, which increased approximately 300% over the prior year’s policy premiums; and legal fees for both patent filings, the Clinical Trial and related matters, intellectual property work and SEC compliance.  Additionally, during the June 2010 quarter, we incurred approximately $29,000 in expenses related to an AAT-indicated, exploratory biohazard project.

Other non-operating expenses – Non-operating expenses for the June 2010 quarter decreased approximately $3,000 versus the June 2009 quarter primarily due to interest income earned in the June 2010 quarter.  For the June 2009 quarter, we reported $470 of net interest expense.  Accretion expense on the Bathgate Note was $3,000 for both the June 2010 and June 2009 quarters.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under anticipated SRAs.  As of June 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications.  As of June 30, 2010, we had a deficit accumulated from inception of approximately $13.3 million, which included total non-cash charges from inception of approximately $8.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern.  Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents.  Our cash and cash equivalents at June 30, 2010, March 31, 2010 and June 30, 2009 were approximately $1.1 million, $1.8 million and $1.1 million, respectively.

Cash Flows from Operating Activities

For the June 2010 quarter, net cash used in operations was $663,813.  The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $260,628 and the initial prepayment of $365,000 related to the Clinical Trial.  For the June 2009 quarter, net cash used in operations was $746,512. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $166,653 and reductions in accounts payable, accrued liabilities and amounts due to related parties, which totaled approximately $567,000.  The significant decrease in these liabilities was a result of a significant pay-down on these liabilities, which had largely been incurred through December 31, 2008 because the Company had negligible cash on hand at that time and through March 31, 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms.

Cash Flows from Investing Activities

For the June 2010 and June 2009 quarters, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the June 2010 quarter, we did not generate or expend cash from financing activities.  For the June 2009 quarter, we generated $3,175 of cash from financing activities from the exercises of common stock purchase warrants.

Anticipated Cash Commitments

During the remainder of 2010, we intend to enter into three SRAs in the areas of diabetes, viral disorder treatments and cellular transplantation/graft rejection.  We presently anticipate that the financial commitments for these pending SRA agreements will total approximately $1.5 million over a three year period.  Additionally, in June 2010, we became obligated for payments under the Clinical Trial, which include a base cost of approximately $725,000 plus additional estimated costs of $100,000.  In June 2010, we prepaid $365,000 of such amount.  We currently have cash on hand to carry-out the Type 1 diabetes clinical trial based on the current patient enrollment of 15.

In December 2009 and January 2010, we generated net cash of approximately $1.8 million through the sale of common stock and warrants in a private placement equity offering (the “Private Placement”). We do not expect to generate revenue during the remainder of 2010 or at any time in the foreseeable future. We expect our current cash balance, including funds raised in the Private Placement, to be sufficient to cover our planned capital and operational expenditures through December 2010 based on current trends and currently known factors. We will need to raise additional capital to cover our operating losses, SRAs, clinical trials and other research and development expenses. We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and cover our operating expenses.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K.  The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the computation of share-based compensation and determination of fair value of our stock price used in those computations (this policy is also discussed in Note 7 to our consolidated financial statements contained in this report); capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in qualitative and quantitative disclosures about market risk since our 2010 Form 10-K.

Item 4.  Controls and Procedures.

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

Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010.  Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of this date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 1A.  Risk Factors.

There have been no material changes in our risk factors since the 2010 Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On April 26, 2010, we issued 20,000 shares of our common stock and a warrant to purchase 20,000 shares of our common stock at an exercise price of $3.75 in settlement of an outstanding amount due to a vendor.  The common stock and warrant were issued under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”).

On June 30, 2010, a related party converted an unsecured note in the amount of $25,000 into 31,250 shares of our common stock.  The conversion price was $0.80 per share. The common stock was issued under Section 4(2) of the Securities Act.

Item 3.  Defaults Upon Senior Securities.

None.

Item 5.  Other Information.

None.

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

10.1	Investigational Site Agreement with the Regents of the University of Colorado, The Barbara Davis Center and Dr. Peter Gottlieb dated June 7, 2010 #

10.2	Material Transfer Agreement with Baxter Healthcare Corporation dated March 19, 2010 #

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

# Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

July 30, 2010	By: /s/ Charles A. Dinarello
Charles A. Dinarello
Acting Chief Executive Officer
(Principal Executive Officer)

July 30, 2010	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)