Form 10-KT/A
period 2009-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-08
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended __________________
or

☑	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Registrant’s telephone number, including area code: 303-867-3415
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
Common Stock Par Value $0.001
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.05) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date, June 26, 2009, was 24,873,790.

PART II

Item 8. Financial Statements and Supplementary Data	4

PART IV

Item 15. Exhibits and Financial Statement Schedules	4

SIGNATURES	7

Exhibit 10.18
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment No. 1”) to the Annual Report on Form 10-K/A for Omni Bio Pharmaceutical, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the transition period from December 31, 2008 to March 31, 2009 (the “2009 Annual Report”), initially filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2009 (the “Original Filing”).
This Amendment No. 1 is being filed solely to (i) amend the report of the Company’s independent auditors included in Item 8 of the Original Filing to opine on the period from inception to March 31, 2009, (ii) file the compensation agreements of our Acting Chief Executive Officer as exhibits, and (iii) amend the certifications filed as Exhibits 31.1 and 31.2 to the Original Filing. This Amendment No. 1 only amends Item 8 of Part II and Item 15 of Part IV of the Original Filing, in each case, solely as a result of, and to reflect, the Company’s responses to comments from the SEC, and no other information in the Original Filing is amended hereby. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company’s Acting Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
As a smaller reporting company, we are not required to provide the “Supplementary Data” financial information under this item.
See report of independent registered public accounting firm under Item 15 of this report.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Report of Independent Registered Public Accounting Firm
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. & Subsidiary
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended March 31, 2009 and for the period from February 28, 2006 (inception) to March 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period February 28, 2006 (inception) to March 31, 2009 include amounts for the period from February 28, 2006 (inception) to March 31, 2008, which were audited by other auditors, and our opinion, insofar as it relates to the amounts included for the period February 28, 2006 through March 31, 2008, is based solely on the report of other auditors.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2009, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 and for the period February 28, 2006 (inception) to March 31, 2009, in conformity with U.S. generally accepted accounting principles.
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
HEIN & ASSOCIATES LLP
Denver, Colorado
June 26, 2009

(b) Financial Statement Schedules
Not applicable
(c) Exhibits

EXHIBIT #	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Form 8-K filed on November 21, 2008)

2.2	Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated February 11, 2009 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on February 18, 2009)

2.3
Second Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated March 11, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on March 13, 2009)

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

4.1	Warrant dated January 12, 2007 for Safe Harbor Business Development Company (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

10.1	Promissory Note dated January 2, 2007 with West Mountain Prime, LLC (incorporated by reference to Exhibit 10.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

10.2	Promissory Note dated October 16, 2008 with West Mountain Prime, LLC (incorporated by reference to the Registrant’s Form 8-K filed on November 7, 2008)

10.3	Exclusive License Agreement with the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Form 8-K filed on April 6, 2009)

10.4	Subscription Agreement with University License Equity Holdings, Inc. dated May 15, 2006, as amended (incorporated by reference to Exhibit 10.5 to the Registrant’s Form 8-K filed on April 6, 2009)

10.5	Sponsored Research Agreement with the University of Colorado dated May 15, 2006, as amended (incorporated by reference to Exhibit 10.6 to the Registrant’s Form 8-K filed on April 6, 2009)

10.6	Services Agreement with Colorado State University System dated June 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 8-K filed on April 6, 2009)

EXHIBIT #	DESCRIPTION

10.7	Exclusive License Agreement with the University of Colorado dated March 31, 2008, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Form 8-K filed on April 6, 2009)

10.8	Exclusive License Agreement with the University of Colorado dated November 12, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Form 8-K filed on April 6, 2009)

10.9	Settlement Agreement with David Olson (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on April 6, 2009)

10.10	Settlement Agreement with David Floor (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on April 6, 2009)

10.11	Form of Advisor Warrant dated March 31, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.12	Subscription Agreement and Letter of Investment (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.13	Form of Investor Warrant exercisable at $0.25 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.14	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.15	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.16	Form of Two-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.17	Form of Three-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.18	Warrant dated April 7, 2009 issued to Charles A. Dinarello #

10.19	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 22, 2009)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
November 8, 2010	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)