Form 10-Q/A
period 2009-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-08
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(303) 867-3415
(Registrant’s telephone number including area code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 12, 2009 was 26,794,771.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for Omni Bio Pharmaceutical, Inc. (“we” or the “Company”) for the quarterly period ended September 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on October 30, 2009 (the “Original Filing”), is being filed to report restated share-based compensation and an equity-based charge for the three and six months ended September 30, 2009. This restatement relates to revised valuations for certain common stock purchase warrants granted to directors and officers during the three months ended September 30, 2009 (the “Director Warrants”) and the valuation of a common stock purchase warrant (the “Bio Holding Warrant”) issued in consideration for a licensing arrangement with a related party, Bio Holding, Inc. (“Bio Holding”). The restatement of the Company’s accounting for the Director Warrants and the Bio Holding Warrant arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.
As a result, and as previously disclosed in filings made with the SEC, on October 8, 2010, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded that the Company’s unaudited, consolidated financial statements and reports filed with the SEC for the fiscal quarter ended September 30, 2009 should not be relied upon. For a more detailed description of the effects of the restatement, see Note 1A in Part I—Item 1 of this report.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4T of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.
Except for the foregoing amended information, this Form 10-Q/A continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filing of the Original Filing or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2009 and March 31, 2009 (unaudited)	2

Consolidated Statements of Operations — For the three months ended September 30, 2009 and 2008 (unaudited)	3

Consolidated Statements of Operations — For the six months ended September 30, 2009 and 2008 and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity (Deficit) — As of and for the six months ended September 30, 2009 and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	5

Consolidated Statements of Cash Flows — For the six months ended September 30, 2009 and 2008, and February 28, 2006 (Inception) through September 30, 2009 (unaudited)	10

Notes to Consolidated Financial Statements (unaudited)	12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4T. Controls and Procedures	34

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3. Defaults Upon Senior Securities	37

Item 4. Submission of Matters to a Vote of Security Holders	37

Item 5. Other Information	37

Item 6. Exhibits	38

Signature	39

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
	(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$751,198	$1,805,395
Other current assets	27,678	21,772

Total current assets	778,876	1,827,167

Property and equipment, net	1,490	2,250
Intangible assets, net	69,708	72,300

Total long-term assets	71,198	74,550

TOTAL ASSETS	$850,074	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$115,132	$282,935
Amounts due to UCD under sponsored research agreement	161,300	321,300
Accrued liabilities	40,109	56,817
Accrued compensation and related benefits and taxes	15,250	211,012
Amounts due to related parties	29,125	138,261
Note payable — related party	—	132,000

Total current liabilities	360,916	1,142,325

Note payable — related party, net of discount of $9,000 and $15,000, respectively	16,000	10,000

Total liabilities	376,916	1,152,325

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 26,794,771 and 23,164,567 shares issued and outstanding, respectively	26,794	23,164
Additional paid-in capital	15,247,339	8,186,704
Deficit accumulated during the development stage	(14,800,975)	(7,460,476)

Total stockholders’ equity	473,158	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$850,074	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2009	2008
	(As restated)
Operating expenses:
General and administrative (including share-based compensation of $697,842 and $122,374, respectively)	$915,522	$201,223
License fee — related party	5,615,980	—
Research and development	—	80,000

Total operating expenses	6,531,502	281,223

Loss from operations	(6,531,502)	(281,223)

Non-operating expenses:
Interest income (expense), net	1,099	(518)
Accretion expense on notes payable — related party	(3,000)	(3,000)

Total non-operating expenses	(1,901)	(3,518)

Net loss	$(6,533,403)	$(284,741)

Basic and diluted net loss per share	$(0.25)	$(0.02)

Weighted average shares outstanding — basic and diluted	26,589,678	18,210,295

The accompanying notes are an integral part of these consolidated financial statements

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		February 28, 2006
	September 30,		(Inception) through
	2009	2008	September 30, 2009
	(As restated)		(As restated)
Operating expenses:
General and administrative (including share-based compensation of $1,334,815, $305,512 and $2,800,629, respectively)	$1,719,148	$521,588	$4,677,404
License fee — related party	5,615,980	—	5,615,980
Research and development	—	160,000	1,132,497
Charge for common stock issued pursuant to license agreements	—	20,833	763,240

Total operating expenses	7,335,128	702,421	12,189,121

Loss from operations	(7,335,128)	(702,241)	(12,189,121)

Non-operating expenses:
Interest income (expense), net	629	(522)	(60,456)
Accretion expense on notes payable — related party	(6,000)	(4,000)	(47,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placement — related parties	—	—	(403,350)
Charges for modifications to warrants	—	—	(152,686)

Total non-operating expenses	(5,371)	(4,522)	(2,611,854)

Net loss	$(7,340,499)	$(706,943)	$(14,800,975)

Basic and diluted net loss per share	$(0.28)	$(0.04)

Weighted average shares outstanding — basic and diluted	26,305,926	18,208,701

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Balances at February 28, 2006 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	—	$—	10,000,000	$10,000	$—	$(2,715)	$7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406	—		406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	—	$—	10,958,333	$10,958	$648,456	$(1,103,388)	$(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)					1,250		1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	—	$—	18,189,462	$18,189	$2,535,913	$(2,915,955)	$(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)			719,772	720	719,052		719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					1,948,237		1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	—	$—	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392

Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		—
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775	—		775

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.47 per share)			485,387	485	(485)		—
Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	269	(269)		—
Share-based compensation related to common stock purchase warrants (April 2009 through September 2009, as restated					1,334,815		1,334,815
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share), as restated					5,590,980		5,590,980
Contributed rent					2,520		2,520
Net loss, as restated						(7,340,499)	(7,340,499)

Balances at September 30, 2009, as restated (unaudited)	—	—	26,794,771	$26,794	$15,247,339	$(14,800,975)	$473,158)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		February 28, 2006
	September 30,		(Inception) Through
	2009	2008	September 30, 2009
	(As restated)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,340,499)	$(706,943)	$(14,800,975)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	5,590,980	—	5,590,980
Common stock issued pursuant to license agreements	—	20,833	763,240
Share-based compensation	1,334,815	305,812	2,800,629
Accretion expense — related parties	6,000	4,000	47,125
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350
Charges for modifications to warrants	—	—	152,686
Depreciation and amortization	3,352	1,931	13,679
Contributed rent	2,520	3,361	18,480
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Other current assets	(5,906)	—	(29,777)
Accounts payable	(167,803)	33,759	271,327
Amounts due to UCD under sponsored research agreement	(160,000)	160,000	161,300
Accrued liabilities and accrued compensation and related benefits and taxes	(212,470)	106,121	(256,465)
Amounts due to related parties	(109,136)	31,190	233,007

Net cash used in operating activities	(1,058,147)	(39,936)	(2,680,733)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	—	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	2,499,055
Proceeds from the issuance of notes payable to related party	—	25,000	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	3,950	—	13,950

Net cash provided by financing activities	3,950	25,000	3,463,005

Net increase (decrease) in cash and cash equivalents	(1,054,197)	(14,936)	751,198
Cash and cash equivalents at beginning of period	1,805,395	17,309	—

Cash and cash equivalents at end of period	$751,198	$2,373	$751,198

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended		February 28, 2006
	September 30,		(Inception) Through
	2009	2008	September 30, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,750	$—	$1,750

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable — related party converted to common stock	$132,000	$—

Issuance of common stock pursuant to cashless exercises of warrants	$880	$—

Discount on convertible note — related party	$—	$25,000

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
Apro Utah was originally incorporated under the laws of the state of Utah on February 28, 2006 for the purpose of advancing the underlying licensed scientific art to attain the ability to sell treatments and/or countermeasures commercially to the Federal Government related to bacterial infections. Maxcure was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement with the University of Colorado Denver (“UCD”), formerly known as the University of Colorado Health Science Center (“UCHSC”) and to pursue a research agreement with UCD to further scientific study on using FDA-approved pharmaceuticals in novel methods for treatment of viral infection.
Nature of Operations
Except as the context otherwise requires, the terms “Company,” “we,” “our” or “us” means Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).
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
Going Concern
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganizations and mergers; and obtaining various rights, license agreements and a research and development agreement. We have incurred net losses since inception, and as of September 30, 2009, had a deficit accumulated from inception of $14.8 million, which included total non-cash charges from inception of approximately $11.8 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
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
Share-based Compensation
We account for share-based compensation under FASB ASC Topic 718 Compensation — Stock Compensation (“ASC Topic 718”). ASC Topic 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. ASC Topic 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

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
Recently Issued Accounting Pronouncements (Not Effective as of the Date of Adoption of the FASB Codification)
The following FASB accounting standards shall remain authoritative until such time that each is integrated into the Codification: (1) FASB Statement No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140 (“FAS 166”) and FASB Statement No. 167, Amendments to FASB Interpretation No. 46(R) (“FAS 167”)
In June 2009, the FASB issued FAS 166. The objective of FAS 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. FAS 166 is effective for fiscal years beginning after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. Earlier application is prohibited. FAS 166 must be applied to transfers occurring on or after the effective date. The adoption of this statement is not expected to have a material impact on our consolidated financial statements.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1A — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
We have restated our consolidated financial statements as of and for the three and six months ended September 30, 2009 related to the Company’s accounting for share-based compensation related to the Director Warrants and an equity-based charge related to the issuance of the Bio Holding Warrant (collectively, the “2010 Warrants”). When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718 Compensation — Stock Compensation (“ASC 718’), the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation and the Bio Holding warrant charge should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for the 2010 Warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Note 5 for the revised calculation of the estimated fair value of the Bio Holding Warrant and Note 7 for the revised calculations of the estimated fair values of the Director Warrants.
Additionally, the Company is adjusting share-based compensation as originally reported for the three months ended June 30, 2009, the three and six months ended September 30, 2009 and the three and nine months ended December 31, 2009 related to certain Director Warrants that were granted on July 30, 2009 (the “Director 1 Warrants”). These adjustments resulted from the Company reviewing the criteria in ASC 718 for the initial recording of share-based compensation for the Director 1 Warrants where the service inception date and the grant date were different. Based on our review of ASC 718, we determined that the Director 1 Warrants did not meet the criteria for recording share-based compensation prior to the grant date and that the share-based compensation for the Director 1 Warrants that was previously recorded for the three months ended June 30, 2009 should be reversed and recorded in the operating results during the period from July 30, 2009 to March 31, 2010. Accordingly, the adjustments related to the restatements represented below include the net impact of the revised accounting for the Director 1 Warrants (the “Director 1 Warrants Adjustment”) and the revaluation of the Director Warrants (the “Director Warrants Revaluation”) as discussed above.
The impact of the restatement on the unaudited consolidated financial statements as of and for the three and six months ended September 30, 2009 is shown in the following (unaudited) tables:

	As reported	Adjustment	As restated
Balance sheet data — September 30, 2009

Additional paid-in capital	$10,507,566	$4,739,773	$15,247,339

Deficit accumulated during the development stage	(10,061,202)	(4,739,773)	(14,800,975)

Total stockholders’ equity	$473,158	$—	$473,158

	As reported	Adjustment	As restated
Statement of Operations data — For the three months ended September 30, 2009

General and administrative expenses (1)	$444,403	$471,119	$915,522
License fee — related party	1,495,000	4,120,980	5,615,980

Total operating expenses	1,939,403	4,592,099	6,531,502

Loss from operations	(1,939,403)	(4,592,099)	(6,531,502)

Net loss	$(1,941,304)	$(4,592,099)	$(6,533,403)

Basic and diluted net loss per share	$(0.07)	$(0.17)	$(0.25)

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

	As reported	Adjustment	As restated
Statement of Operations data — For the six months ended September 30, 2009

General and administrative expenses (2)	$1,100,355	$618,793	$1,719,148
License fee — related party	1,495,000	4,120,980	5,615,980

Total operating expenses	2,595,355	4,739,773	7,335,128

Loss from operations	(2,595,355)	(4,739,773)	(7,335,128)

Net loss	$(2,600,726)	$(4,739,773)	$(7,340,499)

Basic and diluted net loss per share	$(0.10)	$(0.18)	$(0.28)

	As reported	Adjustment	As restated
Statement of Cash Flows data — For the six months ended September 30, 2009

Net loss	$(2,600,726)	$(4,739,773)	$(7,340,499)

Share-based compensation	$716,022	$618,793	$1,334,815

Charge for warrant issued for purchase of license — related party	1,470,000	4,120,980	5,590,980

Net cash used in operating activities	$(1,058,147)	$—	$(1,058,147)

(1)	Includes share-based compensation of $697,842. For the three months ended September 30, 2009, the adjustment to previously reported share-based compensation was an increase of $471,119 as a result of the Director Warrants Revaluation.

(2)	Includes share-based compensation of $1,334,815. For the six months ended September 30, 2009, the adjustments to previously reported share-based compensation were: 1) an increase of $1,016,909 as a result of the Director Warrants Revaluation and 2) a decrease of $398,116 as a result of the Director 1 Warrants Adjustment.
NOTE 2 — MERGER TRANSACTIONS
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Assets acquired and liabilities assumed of Maxcure by Apro Utah on March 31, 2008 based on their estimated fair values were as follows:

Cash	$6,750
Other current assets	272
Property and equipment	1,524
Licenses	22,972
Accounts payable	(31,518)

Net assets acquired	$—

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
NOTE 3 — PRIVATE PLACEMENT
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
The Investor Warrants that are exercisable at $0.25 and $0.50 per share are callable (the “Warrant Call”) through March 31, 2014 at our option. We may execute the Warrant Call by giving to the warrant holder a notice of call upon 20 days written notice (the “Call Notice”). A Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $2.50 per share for 20 out of 30 consecutive trading days with trading volume in excess of 50,000 shares per day for that period of days.
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

NOTE 4— RELATED PARTIES AND DEBT OBLIGATIONS
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
NOTE 5 — COMMITMENTS AND CONTINGENCIES
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
In consideration for the License Agreement, we are obligated to pay Bio Holding within 60 days from the Effective Date license fees of $25,000 and we issued to a minority shareholder of Bio Holding the Bio Holding Warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. In addition, the Bio Holding Warrant is subject to the execution of a subscription and lock-up agreement (the “Lock-up”) by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $5,590,980, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00; expected life of five years; common stock price of $9.81 based on the closing OTC price of our common stock on the Effective Date, discounted for the restriction on the marketability of the Bio Holding Warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%. The total value ascribed to the License Agreement was $5,615,980, and we expensed this amount for the three months ended September 30, 2009.
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
NOTE 6 — STOCKHOLDERS’ EQUITY
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
A summary of investor warrant activity for the six months ended September 30, 2009 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Granted (Note 5)	650,000
Exercised	(2,969,900)
Forfeited/expired	—

Outstanding, vested and exercisable at September 30, 2009	7,787,500

NOTE 7 — SHARE-BASED COMPENSATION
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
Issuances for the Six Months Ended September 30, 2009
On April 7, 2009, we issued a warrant to our Acting Chief Executive Officer, who is also a director, to purchase 600,000 shares of our common stock at an exercise price of $0.50 per share. Shares under this warrant vest as follows: 200,000 upon issuance, 200,000 in October 2009 and 200,000 in April 2010. We are recognizing share-based compensation using the straight-line method over the vesting term of the grant. This warrant expires on April 7, 2016. We valued these warrants at $529,975 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 on the grant date, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.
On April 15, 2009, we issued a warrant to our Chief Financial Officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016. We valued this warrant at $44,165 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, assumed stock price of $1.00 on the grant date, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
On April 1, 2009, we issued a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009. This warrant expires on April 1, 2014. We valued this warrant at $35,927 using the Black-Scholes model with the following assumptions: exercise price of $1.25, expected life of five years, assumed stock price of $1.00 on the grant date, dividend yield of 0%, interest rate of 2.47%, and volatility of 100.0%.
On July 30, 2009, and pursuant to Board approval and our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”). Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016. A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested on April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016. We valued these warrants at $2,189,943 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $8.75 based on the closing OTC price of our common stock on the date of grant, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%. For the six months ended September 30, 2009, the total share-based compensation charge for the Director Warrants was $993,611.
On August 6, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 and expiring on August 6, 2016 to a director for his second year of service. The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $506,719 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.00 based on the closing OTC price of our common stock on the date of grant, dividend yield of 0%, interest rate of 3.14%, and volatility of 100.0%.
Share-based compensation recorded for the three and six months ended September 30, 2009 and 2008 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2009	2008	2009	2008
	(As restated)		(As restated)

Employees, former employees and directors	$679,878	$122,374	$1,298,887	$305,812
Outside consultants	17,964	—	35,928	—

	$697,842	$122,374	$1,334,815	$305,812

The weighted average grant date fair value of warrants issued under share-based compensation agreements for the six months ended September 30, 2009 and 2008 was $3.23 and $0.82 per share, respectively.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
A summary of warrant activity related to warrants issued under share-based compensation agreements for the six months ended September 30, 2009 is as follows:

			Weighted
		Weighted	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value
	Shares	Price	Term (in years)	(As Restated)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	1,023,000	$1.33
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	—	—

Outstanding at September 30, 2009	1,943,000	$1.29	5.7	$21,789,000

Vested and exercisable at September 30, 2009	1,293,000	$1.16	6.3	$14,613,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement
We have restated our consolidated financial statements as of and for the three and six months ended September 30, 2009 related to the Company’s accounting for share-based compensation related to the Director Warrants and an equity-based charge related to the issuance of the Bio Holding Warrant (collectively, the “2010 Warrants”). When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation and other equity-based charges should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for the 2010 Warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Part I — Item 1 — Note 5 for the revised calculation of the estimated fair value of the Bio Holding Warrant and Part I — Item 1 — Note 7 for the revised calculations of the estimated fair values of the Director Warrants. There was no impact to the Company’s liquidity position as a result of the restatements.
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
For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and the consolidated financial statements contained therein, as well as those set forth in Part II. — Item 1A of this quarterly report. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the SEC. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD, where we currently have one SRA. This approach provides a specific scientific budget for funding each application, without the possibility of substantial cost overruns being incurred internally. Work contracted with UCD or other research institutions is expected to provide a contractually guaranteed work product, greatly increasing our ability for financial forecasting. With this approach, we expect to be able to focus on working with each project’s lead scientists, overseeing patent application projects and closely managing our corporate overhead. This approach should allow most of our expenses to be focused on research and development. Future research essential for developing these strategies will be conducted in accordance with our world-wide licensing rights and our existing and pending collaborative SRAs with UCD.
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
In consideration for the License Agreement, we are obligated to pay Bio Holding within 60 days from the Effective Date license fees of $25,000 and we issued to a minority shareholder of Bio Holding the Bio Holding Warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. In addition, the Bio Holding Warrant is subject to the execution of a subscription and lock-up agreement (the “Lock-up”) by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $5,590,980, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00; expected life of five years; common stock price of $9.81 based on the closing OTC price of our common stock on the Effective Date, discounted for the restriction on the marketability of the Bio Holding Warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%. The total value ascribed to the License Agreement was $5,615,980, and we expensed this amount for the three months ended September 30 2009.
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
Results of Operations for the Three Months Ended September 30, 2009 Compared to the Three Months Ended September 30, 2008
For the three months ended September 30, 2009 (the “September 2009 quarter”), we reported a net loss of $6,533,403 as compared to a net loss of $284,741 for the three months ended September 30, 2008 (the “September 2008 quarter”), an increase of $6,248,662. We have not reported any revenue since inception.
General and administrative expenses for the September 2009 quarter were $915,522, which included $697,842 of share-based compensation, as compared to $201,223 for the September 2008 quarter, which included $122,374 of share-based compensation. Excluding share-based compensation, general and administrative expenses in the September 2009 quarter increased $138,831 or approximately 176% from the September 2008 quarter. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in the September 2009 quarter and not incurred in the September 2008 quarter when we were not an SEC reporting company. Also for the September 2009 quarter, we had increases in consulting and scientific advisory expenses as compared to September 2008 quarter.
For the September 2009 quarter, we executed a license agreement with a related party. The total value ascribed to the license agreement was $5,615,980, and this amount was expensed during the September 2009 quarter.
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
Results of Operations for the Six Months Ended September 30, 2009 Compared to the Six Months Ended September 30, 2008
For the six months ended September 30, 2009, we reported a net loss of $7,340,499 as compared to a net loss of $706,943 for the six months ended September 30, 2008, an increase of $6,633,556.
General and administrative expenses for the six months ended September 30, 2009 were $1,719,148, which included $1,334,815 of share-based compensation, as compared to $521,588 for the six months ended September 30, 2008, which included $305,812 of share-based compensation. Excluding share-based compensation, general and administrative expenses for the six months ended September 30, 2009 increased $168,557 or approximately 78% from the six months ended September 30, 2008. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred for the six months ended September 30, 2009 and not incurred for the six months ended September 30, 2008 when we were not an SEC reporting company. Also for the six months ended September 30, 2009, we had increases in consulting and scientific advisory expenses as compared to the six months ended September 30, 2008.
As noted above, in the September 2009 quarter, we expensed $5,615,980 related to the execution of a license agreement with a related party.
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
Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, the lack of any revenue recognized since inception, our inception to date net losses, which as of September 30, 2009 total approximately $14.8 million and include non-cash charges of approximately $11.8 million, and the outstanding and currently anticipated contractual commitments for research and development efforts under any current or anticipated SRAs. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.
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
Director Warrant Issuance
On July 30, 2009, and pursuant to Board approval and our compensation program for directors (whereby a director receives a grant of 100,000 warrants in his/her first year and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our Acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”). Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016. A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016. We valued these warrants at $2,189,943 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $8.75 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.37%, and volatility of 100.0%. For the six months ended September 30, 2009, the total share-based compensation charge for the Director Warrants was $993,611.
On August 6, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 and expiring on August 6, 2016 to a director for his second year of service. The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $506,719 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.14%, and volatility of 100.0%.
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
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2009, and concluded that our disclosure controls and procedures were effective as of that date. However, based on the restatements described in Note 1A to the Company’s unaudited consolidated financial statements, our Acting Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective as of September 30, 2009, and that a material weakness existed with regards to the accounting for share-based compensation and an equity-based instrument.
Remediation of the Material Weakness
To remediate the aforementioned material weakness, management intends to utilize outside technical accounting and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based compensation. In addition, we have restated our consolidated financial statements for the quarterly period ended September 30, 2009, as well as for the quarterly period ended December 31, 2009, the fiscal year ended March 31, 2010 and the quarterly period ended June 30, 2010 with regards to the accounting for share-based compensation and other equity-based charges.
Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2009 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION.
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

	ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share (or	Publicly Announced Plans	Purchased Under the
Period	Purchased	Unit)	or Programs	Plans or Programs)

July 1 to July 31, 2009	18,651	$9.51	—	—

August 1 to August 31, 2009	35,308	$13.60	—	—

September 1 to September 30, 2009	1,834	$15.00	—	—

TOTAL	55,793	$12.68	—	—

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