Form 10-Q/A
period 2009-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-08
CIK 1389870

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
(303) 867-3415
(Registrant’s telephone number, including area code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of January 29, 2010 was 27,242,485.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for Omni Bio Pharmaceutical, Inc. (“we” or the “Company”) for the quarterly period ended December 31, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on February 4 , 2010 (the “Original Filing”), is being filed to report restated share-based compensation and other equity-based charges for the three and nine months ended December 31, 2009. This restatement relates to revised valuations for: 1) certain common stock purchase warrants granted to directors, officers and consultants during the period from July 30, 2009 to December 16, 2009 (the “Director Warrants”); 2) a common stock purchase warrant (the “Bio Holding Warrant”) issued in September 2009 in consideration for a licensing arrangement with a related party, Bio Holding, Inc. (“Bio Holding”); and 3) a modification of an investor warrant in October 2009 (the “Modification Warrant,” and together with the Director Warrants and the Bio Holding Warrant, the “2010 Warrants”). The restatement of the Company’s accounting for the 2010 Warrants arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.
As a result, and as previously disclosed in filings made with the SEC, on October 8, 2010, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded that the Company’s unaudited, consolidated financial statements and reports filed the SEC for the fiscal quarter ended December 31, 2009 should not be relied upon. For a more detailed description of the effects of the restatement, see Note 1A in Part I—Item 1 of this report.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4T of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.
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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets — December 31, 2009 and March 31, 2009 (unaudited)	2

Consolidated Statements of Operations — For the three months ended December 31, 2009 and 2008 (unaudited)	3

Consolidated Statements of Operations — For the nine months ended December 31, 2009 and 2008, and February 28, 2006 (Inception) through December 31, 2009 (unaudited)	4

Consolidated Statements of Stockholders’ Equity — As of and for the nine months ended December 31, 2009 (unaudited)	5

Consolidated Statements of Cash Flows — For the nine months ended December 31, 2009 and 2008, and February 28, 2006 (Inception) through December 31, 2009 (unaudited)	7

Notes to Consolidated Financial Statements(unaudited)	9

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	32

Item 4T. Controls and Procedures.	33

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.	33

Item 1A. Risk Factors.	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	34

Item 3. Defaults Upon Senior Securities.	35

Item 4. Submission of Matters to a Vote of Security Holders.	35

Item 5. Other Information.	35

Item 6. Exhibits.	36

Signature	37

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	March 31, 2009
	(Unaudited)	(Unaudited)
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$790,292	$1,805,395
Other current assets	16,939	21,772

Total current assets	807,231	1,827,167

Property and equipment, net	1,169	2,250
Intangible assets, net	68,412	72,300

Total long-term assets	69,581	74,550

TOTAL ASSETS	$876,812	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$112,306	$282,935
Amounts due to UCD under sponsored research agreement	81,300	321,300
Accrued liabilities	61,977	56,817
Accrued compensation and related benefits and taxes	7,625	211,012
Amounts due to related parties	4,500	138,261
Note payable — related party	—	132,000

Total current liabilities	267,708	1,142,325

Note payable — related party, net of discount of $6,000 and $15,000, respectively	19,000	10,000

Total liabilities	286,708	1,152,325

Commitments and Contingencies

Stockholders’ equity:
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,242,485 and 23,164,567 shares issued and outstanding, respectively	27,242	23,164
Additional paid-in capital	20,395,931	8,186,704
Deficit accumulated during the development stage	(19,833,069)	(7,460,476)

Total stockholders’ equity	590,104	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY	$876,812	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2009	2008
	(As restated)
Operating expenses:
General and administrative (including share-based compensation of $2,317,780 and $122,372, respectively)	$2,551,157	$239,952
Research and development	—	81,300

Total operating expenses	2,551,157	321,252

Loss from operations	(2,551,157)	(321,252)

Non-operating expenses:
Interest income (expense), net	1,063	(1,321)
Accretion expense on notes payable — related party	(3,000)	(17,386)
Charge for modification to warrant	(2,479,000)	—

Total non-operating expenses	(2,480,937)	(18,707)

Net loss	$(5,032,094)	$(339,959)

Basic and diluted net loss per share	$(0.19)	$(0.02)

Weighted average shares outstanding — basic and diluted	27,073,918	18,210,295

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 28, 2006
	For the Nine Months Ended		(Inception) through
	December 31,		December 31, 2009
	2009	2008
	(As restated)		(As restated)

Operating expenses:
General and administrative (including share-based compensation of $3,652,595, $428,184 and $5,118,409, respectively)	$4,270,305	$761,540	$7,228,561
License fee — related party	5,615,980	—	5,615,980
Research and development	—	241,300	1,132,497
Charge for common stock issued pursuant to license agreements	—	20,833	763,240

Total operating expenses	9,886,285	1,023,673	14,740,278

Loss from operations	(9,886,285)	(1,023,673)	(14,740,278)

Non-operating expenses:
Interest income (expense), net	1,692	(1,843)	(59,393)
Accretion expense on notes payable — related party	(9,000)	(21,386)	(50,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placements — related parties	—	—	(403,350)
Charges for modifications to warrants	(2,479,000)	—	(2,631,686)

Total non-operating expenses	(2,486,308)	(23,229)	(5,092,791)

Net loss	$(12,372,593)	$(1,046,902)	$(19,833,069)

Basic and diluted net loss per share	$(0.47)	$(0.06)

Weighted average shares outstanding — basic and diluted	26,562,854	18,209,234

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances at March 31, 2009	—	$—	23,164,567	$23,164	$8,186,704	$(7,460,476)	$749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		—
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775	—		775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		—
Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	269	(269)		—
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share, as restated					5,590,980		5,590,980

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	292	(292)		—
Common stock sold in private placement offering, net of offering costs of $39,000 (December 2009 at $2.50 per unit)			156,000	156	350,844		351,000
Share-based compensation related to issuance of common stock purchase warrants and common stock (April 2009 through December 2009), as restated					3,652,595		3,652,595
Modification to common stock purchase warrants at estimated fair value of $9.92 per share, as restated					2,479,000		2,479,000
Contributed rent					3,780		3,780
Net loss, as restated						(12,372,593)	(12,372,593)

Balances at December 31, 2009, as restated (unaudited)	—	$—	27,242,485	$27,242	$20,395,931	$(19,833,069)	$590,104

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended		February 28, 2006
	December 31,		(Inception) Through
	2009	2008	December 31, 2009
	(As restated)		(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,372,593)	$(1,046,902)	$(19,833,069)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	5,590,980	—	5,590,980
Common stock issued pursuant to license agreements	—	20,833	763,240
Share-based compensation	3,652,595	428,184	5,118,409
Accretion expense — related parties	9,000	21,386	50,125
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237
Charge for warrants issued in private placement transactions — related parties	—	—	403,350
Charges for modifications to warrants	2,479,000	—	2,631,686
Depreciation and amortization	4,969	3,895	15,296
Contributed rent	3,780	4,620	19,740
Other non-cash credit	—	(2,836)
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Other current assets	4,833	73	(19,038)
Accounts payable	(169,629)	9,628	268,501
Amounts due to UCD under sponsored research agreement	(241,000)	321,300	81,300
Accrued liabilities and accrued compensation and related benefits and taxes	(198,227)	173,340	(242,222)
Amounts due to related parties	(133,761)	17,987	208,382

Net cash used in operating activities	(1,370,053)	(48,492)	(2,992,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	(35,401)	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	(35,401)	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	351,000	—	2,850,055
Proceeds from the issuance of notes payable to related parties	—	75,000	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	3,950	—	13,950

Net cash provided by financing activities	354,950	75,000	3,814,005

Net increase (decrease) in cash and cash equivalents	(1,015,103)	(8,893)	790,292
Cash and cash equivalents at beginning of period	1,805,395	17,309	—

Cash and cash equivalents at end of period	$790,292	$8,416	$790,292

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended		February 28, 2006
	December 31,		(Inception) Through
	2009	2008	December 31, 2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$1,750	$—	$1,750

Income taxes	$—	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable — related party converted to common stock	$132,000	$—

Issuance of common stock purchase warrants to related party pursuant to private placement transaction	$69,962	$—

Issuance of common stock pursuant to cashless exercises of warrants	$1,172	$—

Discounts on notes payable — related parties	$—	$56,125

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
Going Concern
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganizations and mergers; and obtaining various rights, license agreements and a research and development agreement. We have incurred net losses since inception, and as of December 31, 2009, had a deficit accumulated from inception of $20.4 million, which included total non-cash charges from inception of approximately $16.6 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
In December 2009, we enhanced our liquidity with the first closing of a private placement equity offering (the “Private Placement”), which generated net cash of $351,000 (after offering costs of $39,000). In January 2010, we completed two additional closings of the Private Placement and generated net cash of $1,436,000 (after offering costs of $160,000). See further discussion in Note 3. We believe that the capital raised in the Private Placement provides us cash to fund our current operations and research and development for the near term. Depending on the extent that we increase research and development through potential new licenses or pursue clinical trials in addition to our current budgeted one, we will likely need to raise additional capital through additional equity financings or through other means that we deem necessary. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Further, even if we raise additional capital, there is no assurance that we will achieve profitability or positive cash flow in the near term or at all.
Share-based Compensation
We account for share-based compensation under FASB ASC Topic 718 Compensation — Stock Compensation (“Topic 718”). Topic 718 requires the recognition of equity-based payments to employees in the financial statements and is measured based on the estimated fair value of the award on the grant date. Topic 718 also requires the stock option or stock purchase warrant compensation expense to be recognized over the period during which an employee is required to provide service in exchange for the award (generally the vesting period). We estimated the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

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
NOTE 1A — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
We have restated our consolidated financial statements as of and for the three and nine months ended December 31, 2009 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for the 2010 Warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Notes 5 and 7 for the revised calculations of the estimated fair value of the 2010 Warrants.
Additionally, the Company is adjusting share-based compensation as originally reported for the three months ended June 30, 2009, the three and six months ended September 30, 2009 and the three and nine months ended December 31, 2009 related to certain Director Warrants that were granted on July 30, 2009 (the “Director 1 Warrants”) These adjustments resulted from the Company reviewing the criteria in ASC 718 for the initial recording of share-based compensation for the Director 1 Warrants where the service inception date and the grant date were different. Based on our review of ASC 718, we determined that the Director 1 Warrants did not meet the criteria for recording share-based compensation prior to the grant date and that the share-based compensation for the Director 1 Warrants that was previously recorded for the three months ended June 30, 2009 should be reversed and recorded in the operating results during the period from July 30, 2009 to March 31, 2010. Accordingly, the adjustments related to the restatements represented below include the net impact of the revised accounting for the Director 1 Warrants (the “Director 1 Warrants Adjustment”) and the revaluation of the Director Warrants (the “Director Warrants Revaluation”) as discussed above.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
The impact of the restatement on the unaudited consolidated financial statements as of and for the three and nine months ended December 31, 2009 is shown in the following (unaudited) tables:

Balance sheet data — December 31, 2009	As reported	Adjustment	As restated

Additional paid-in capital	$11,985,520	$8,410,411	$20,395,931

Deficit accumulated during the development stage	(11,422,658)	(8,410,411)	(19,883,069)

Total stockholders’ equity	$590,104	$—	$590,104

Statement of Operations data -
For the three months ended December 31, 2009	As reported	Adjustment	As restated

General and administrative expenses (1)	$831,519	$1,719,638	$2,551,157

Loss from operations	(831,519)	(1,719,638)	(2,551,157)

Charges for modifications to warrants	(528,000)	(1,951,000)	(2,479,000)

Net loss	$(1,361,456)	$(3,670,638)	$(5,032,094)

Basic and diluted net loss per share	$(0.05)	$(0.14)	$(0.19)

Statement of Operations data -
For the nine months ended December 31, 2009	As reported	Adjustment	As restated

General and administrative expenses (2)	$1,931,874	$2,338,431	$4,270,305
License fee — related party	1,495,000	4,120,980	5,615,980

Total operating expenses	3,426,874	6,459,411	9,886,285

Loss from operations	(3,426,874)	(6,459,411)	(9,886,285)

Charges for modifications to warrants	(528,000)	(1,951,000)	(2,479,000)

Net loss	$(3,962,182)	$(8,410,411)	$(12,372,593)

Basic and diluted net loss per share	$(0.15)	$(0.32)	$(0.47)

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Statement of Cash Flows data
For the nine months ended December 31, 2009	As reported	Adjustment	As restated

Net loss	$(3,962,182)	$(8,410,411)	$(12,372,593)

Share-based compensation	$1,314,164	$2,338,431	$3,652,595

Charge for warrant issued for purchase of license — related party	1,470,000	4,120,980	5,590,980

Charges for modifications to warrants	528,000	1,951,000	2,479,000

Net cash used in operating activities	$(1,370,053)	$—	$(1,370,053)

(1)	Includes share-based compensation of 2,317,780. For the three months ended December 31, 2009, the adjustments to previously reported share-based compensation were: 1) an increase of $1,470,096 as a result of the Director Warrants Revaluation and 2) an increase of $ 249,542 as a result of the Director 1 Warrants Adjustment.

(2)	Includes share-based compensation of $3,652,595. For the nine months ended December 31, 2009, the adjustments to previously reported share-based compensation were: 1) an increase of $2,487,055 as a result of the Director Warrants Revaluation and 2) a decrease of $148,624 as a result of the Director 1 Warrants Adjustment.
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
The warrants issued in the Merger (the “Merger Warrants”) were valued using the Black-Scholes model with the following assumptions: exercise price of $0.001 per share, stock price of $1.00, expected life of five years (representing the full contractual term as prescribed by the SEC for investor warrants), expected volatility of 100%, risk-free interest rate of 1.82% (commensurate with the expected life) and dividend yield of 0%. The total amount of the charges recorded for the Merger Warrants was $1,948,237.
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
NOTE 3 — PRIVATE PLACEMENT TRANSACTIONS
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

Private Placement — December 2009 and January 2010
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
At the Company’s option, we may call the PPO Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the “PPO Call Notice”). A PPO Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
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
NOTE 4 — RELATED PARTIES AND DEBT OBLIGATIONS
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
In consideration for the License Agreement, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000. We paid this amount in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding the Bio Holding Warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. In addition, the Bio Holding Warrant is subject to the execution of a subscription and lock-up agreement (the “Lock-up”) by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $5,590,980, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00; expected life of five years; common stock price of $9.81 based on the closing OTC price of our common stock on the Effective Date, discounted for the restriction on marketability of the Bio Holding Warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%; interest rate of 2.72%; and volatility of 100.0%. The total value ascribed to this license agreement was $5,615,980, and we expensed this amount for the three months ended September 30, 2009.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
A summary of investor warrant activity for the nine months ended December 31, 2009 was as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2009	10,107,400
Issued — pursuant to license agreement with Bio Holding	650,000
Issued — pursuant to the PPO	187,200
Exercised	(3,287,400)
Forfeited/expired	—

Outstanding and vested at December 31, 2009	7,657,200

Exercisable at December 31, 2009	7,626,000

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
On August 6, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on August 6, 2016 to a director for his second year of service. The warrants vest on August 5, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $506,719 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.00 based on the OTC closing price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.14% and volatility of 100.0%.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Issuances for the Three Months Ended December 31, 2009
On October 1, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 1, 2016 to a director for his second year of service. The warrants vest on September 30, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $579,424 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $12.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.
On October 12, 2009, our Board appointed a new director to our Board as a result of a resignation of a Board director. All previously recorded share-based compensation related to the unvested warrants held by this director was reversed in the December 2009 quarter. Also on October 12, 2009, we granted 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year of service as a director. The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $1,402,839 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $15.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.
On October 12, 2009 and as consideration for consulting service agreements that we executed with a director and a member of our scientific advisory board, we granted to these two individuals 50,000 and 100,000 common stock purchase warrants, respectively, exercisable at $3.00 per share and expiring October 12, 2014. The warrants vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $2,038,042 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $15.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.37% and volatility of 100.0%.
On December 16, 2009, our Board approved the grant to our acting chief executive officer of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company. We valued these warrants at $6,366,996 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.
On December 16, 2009, our Board approved the grant to our chief financial officer of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company. We valued these warrants at $3,183,498 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.
As of December 31, 2009, we recorded $9,999 in share-based compensation for shares of our common stock to be issued pursuant to a consulting agreement that we executed during the December 2009 quarter.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Warrant modification
On October 12, 2009, we recorded a charge in the amount of $2,479,000 related to a modification of an investor warrant to purchase 250,000 shares of our common stock. This warrant was exercised in the December 2009 quarter, and shares purchased under this warrant were subject to the Lock-up. The estimated fair value of the modification was calculated using the Black-Scholes model with the following assumptions: exercise price of $1.00; expected life of one year; common stock price of $10.91 based on the closing OTC price of our common stock on the modification date, discounted for the restriction on marketability of this warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%; interest rate of 0.40%; and volatility of 100.0%.
Share-based compensation recorded for the three and nine months ended December 31, 2009 and 2008 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2009	2008	2009	2008
	(As restated)		(As restated)

Employees, former employees and directors	$1,798,270	$122,372	$3,097,157	$428,184
Outside consultants	519,510	—	555,438	—

	$2,317,780	$122,372	$3,652,595	$428,184

The weighted average grant date fair value of warrants issued under share-based compensation agreements for the nine months ended December 31, 2009 and 2008 was $7.59 and $0.82 per share, respectively.
A summary of warrant activity related to warrants issued under share-based compensation agreements for the nine months ended December 31, 2009 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic Value
	Shares	Price	years)	(As restated)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	2,223,000	$2.23
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	(50,000)	$3.00

Outstanding at December 31, 2009	3,093,000	$1.92	5.9	$31,167,000

Vested and exercisable at December 31, 2009	1,553,000	$1.15	5.3	$16,807,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement
We have restated our consolidated financial statements as of and for the three and nine months ended December 31, 2009 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for these warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Part I — Item 1 — Notes 5 and 7 for the revised calculations of the estimated fair values of the 2010 Warrants. There was no impact to the Company’s liquidity position as a result of the restatements.
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
For additional factors that could affect the validity of our forward-looking statements, you should read the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and the consolidated financial statements contained therein, as well as those set forth in Part II. — Item 1A of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. The forward-looking statements included in this quarterly report are subject to additional risks and uncertainties not disclosed in this quarterly report, some of which are not known or capable of being known by us. The information contained in this quarterly report is subject to change without notice. Readers should review future reports that we file with the SEC. In light of these and other risks, uncertainties and assumptions, actual events or results may be very different from those expressed or implied in the forward-looking statements in this quarterly report or may not occur. We have no obligation to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise.
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
Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2009, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception, our inception to date net losses, which total approximately $20.4 million and include non-cash charges of approximately $16.6 million through December 31, 2009, and the outstanding and currently anticipated contractual commitments for research and development efforts under any current or anticipated SRAs. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.
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

At the Company’s option, we may call the PPO Warrants through December 29, 2014 by giving to the holder a notice of call upon 20 days written notice (the “PPO Call Notice”). A PPO Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
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
Director Warrant Issuances for the Quarter Ended December 31, 2009
On October 1, 2009, we granted 50,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 1, 2016 to a director for his second year of service. The warrants vest on September 30, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $579,424 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $12.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.
On October 12, 2009, our Board appointed a new director to our Board as a result of a resignation of a Board director. All previously recorded share-based compensation related to the unvested warrants held by this director was reversed in the December 2009 quarter. Also on October 12, 2009, we granted 100,000 common stock purchase warrants exercisable at $3.00 per share and expiring on October 12, 2016 to the new director for his first year of service as a director. The warrants vest on October 11, 2010 if the director has continuously served as a director of the Company through such date. We valued these warrants at $1,402,839 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $15.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.02% and volatility of 100.0%.
On October 12, 2009 and as consideration for consulting service agreements that we executed with a director and a member of our scientific advisory board, we granted to these two individuals 50,000 and 100,000 common stock purchase warrants, respectively, exercisable at $3.00 per share and expiring October 12, 2014. The warrants vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $2,038,042 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $15.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.37% and volatility of 100.0%.
On December 16, 2009, our Board approved the grant to our acting chief executive officer of 600,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable in four equal installments on March 31, 2010, March 31, 2011, March 31, 2012 and March 31, 2013, subject to continuous service with the Company. We valued these warrants at $6,366,996 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.
On December 16, 2009, our Board approved the grant to our chief financial officer of 300,000 common stock purchase warrants exercisable at $3.00 per share and expiring on November 13, 2016. The warrants vest and become exercisable as follows: 60,000 shares on November 20, 2009, 80,000 shares on September 30, 2010, 80,000 shares on September 30, 2011, and 80,000 shares on September 30, 2012, all subject to continuous service with the Company. We valued these warrants at $3,183,498 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $11.50 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.92% and volatility of 100.0%.
As of December 31, 2009, we recorded $9,999 in share-based compensation for shares of our common stock to be issued pursuant to a consulting agreement that we executed during the December 2009 quarter.

Warrant modification
On October 12, 2009, we recorded a charge in the amount of $2,479,000 related to a modification of an investor warrant to purchase 250,000 shares of our common stock. This warrant was exercised in the December 2009 quarter, and shares purchased under this warrant were subject to the Lock-up. The estimated fair value of the modification was calculated using the Black-Scholes model with the following assumptions: exercise price of $1.00; expected life of one year; common stock price of $10.91 based on the closing OTC price of our common stock on the modification date, discounted for the restriction on marketability of this warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%; interest rate of 0.40%; and volatility of 100.0%.
Results of Operations for the Three Months Ended December 31, 2009 Compared to the Three Months Ended December 31, 2008
For the three months ended December 31, 2009 (the “December 2009 quarter”), we reported a net loss of $5,032,094 as compared to a net loss of $339,959 for the three months ended December 31, 2008 (the “December 2008 quarter”), an increase of $4,692,135. We have not reported any revenue since inception.
General and administrative expenses for the December 2009 quarter were $2,551,157, which included $2,317,780 of share-based compensation, as compared to $239,952 for the December 2008 quarter, which included $122,372 of share-based compensation. Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue and closely monitor operating expenses to manage and control cash. Management also believes this measure is helpful to investors so they can better understand our cash expenditures. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2009 quarter increased $115,797 or approximately 98% from the December 2008 quarter. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in the December 2009 quarter and not incurred in the December 2008 quarter when we were not an SEC reporting company. Also for the December 2009 quarter, we had increases in consulting and scientific advisory expenses as compared to December 2008 quarter.
Research and development expenses for the December 2009 quarter were $-0- as compared to $81,300 for the December 2008 quarter as a result of the SRA expense incurred in the December 2008 quarter related to our bacterial license. We did not enter into any additional SRAs during the December 2009 quarter.
In the December 2009 quarter, we recorded a charge in the amount of $2,479,000 related to a modification of 250,000 warrants that were exercised during the December 2009 quarter. The estimated fair value of the modification was $9.92 per share and was calculated using the Black-Scholes model.
Interest income, net of interest expense, for the December 2009 quarter was $1,063 and was primarily comprised of interest income of $1,438 from cash invested in an interest bearing, money market account.
Results of Operations for the Nine Months Ended December 31, 2009 Compared to the Nine Months Ended December 31, 2008
For the nine months ended December 31, 2009, we reported a net loss of $12,372,593 as compared to a net loss of $1,046,902 for the nine months ended December 31, 2008, an increase of $11,325,691.
General and administrative expenses for the nine months ended December 31, 2009 were $4,270,305, which included $3,652,595 of share-based compensation, as compared to $761,540 for the nine months ended December 31, 2008, which included $428,184 of share-based compensation. Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue and closely monitor operating expenses to manage and control cash. Management also believes this measure is helpful to investors so they can better understand our cash expenditures. Accordingly, excluding share-based compensation, general and administrative expenses for the nine months ended December 31, 2009 increased $284,354 or approximately 85% from the nine months ended December 31, 2008. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and related travel and insurance that were incurred for the nine months ended December 31, 2009 and not incurred for the nine months ended December 31, 2008 when we were not an SEC reporting company. Also for the nine months ended December 31, 2009, we had increases in consulting and scientific advisory expenses as compared to the nine months ended December 31, 2008.

During the September 2009 quarter, we executed a license agreement with a related party. The total value ascribed to the license agreement was $5,615,980, and this amount was expensed as a license fee during the September 2009 quarter.
Research and development expenses for the nine months ended December 31, 2009 were $-0- as compared to $241,300 for the nine months ended December 31, 2008 as a result of the SRA expense incurred for the nine months ended December 31, 2008 related to our bacterial license.
In the December 2009 quarter, we recorded a charge in the amount of $2,479,000 related to a modification of 250,000 warrants that were exercised during the December 2009 quarter. The estimated fair value of the modification was calculated using the Black-Scholes model.
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
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009 and concluded that our disclosure controls and procedures were effective as of that date. However, based on the restatements described in Note 1A to the Company’s unaudited consolidated financial statements, our Acting Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective as of December 31, 2009, and that a material weakness existed with regards to the accounting for share-based compensation and other equity-based charges.
Remediation of the Material Weakness
To remediate the aforementioned material weakness, management intends to utilize outside technical accounting and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based compensation. In addition, we have restated our consolidated financial statements for the quarterly period ended December 31, 2009, as well as for the quarterly period ended September 30, 2009, the fiscal year ended March 31, 2010 and the quarterly period ended June 30, 2010 with regards to the accounting for share-based compensation and other equity-based charges.
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
On October 12, 2009, the Board approved a grant of 100,000 warrants to purchase our common stock to Jeffrey Sperber, one of our directors, as compensation for his services as a director. The warrants vest and become exercisable on October 11, 2009 with an exercise price of $3.00 per share. The warrants expire on October 12, 2016. The warrants were issued under the Company’s director compensation plan and under Section 4(2) of the Securities Act.
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

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number of	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	Shares (or Units)	Paid per Share	Publicly Announced Plans	Purchased Under the
Period	Purchased	(or Unit)	or Programs	Plans or Programs)

October 1 to October 31, 2009	4,952	$15.00	—	—

November 1 to November 30, 2009	—	—	—	—

December 1 to December 31, 2009	20,834	$12.00	—	—

TOTAL	25,786	$12.58	—	—

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

10.1	License Agreement by and between Bio Holding, Inc. and Omni Bio Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 8-K filed on October 2, 2009)

10.2	Form of Subscription Agreement and Letter of Investment Intent (incorporated by reference to Exhibit 10.2 to the Registrant’s Annual Report on Form 10-K filed on June 25, 2010)

10.3	Form of Warrant (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K filed on June 25, 2010)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

November 8, 2010	By:	/s/ Robert C. Ogden Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)