Form 10-K/A
period 2010-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-08
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 2)
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

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (the “Form 10-K/A”) to the Annual Report on Form 10-K and the Annual Report on Form 10-K/A (Amendment No. 1) for Omni Bio Pharmaceutical, Inc. (“we” or the “Company”) for the fiscal year ended March 31, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on June 25, 2010 and July 23, 2010, respectively (the “Original Filings”), is being filed to report restated share-based compensation and other equity-based charges for the fiscal year ended March 31, 2010. This restatement relates to revised valuations for: 1) certain common stock purchase warrants granted to directors, officers and consultants during the period from July 30, 2009 to March 31, 2010 (the “Director Warrants”); 2) a common stock purchase warrant (the “Bio Holding Warrant”) issued in September 2009 in consideration for a licensing arrangement with a related party, Bio Holding, Inc. (“Bio Holding”); and 3) a modification of an investor warrant in October 2009 (the “Modified Warrant,” and together with the Director Warrants and the Bio Holding Warrant, the “2010 Warrants”). The restatement of the Company’s accounting for the 2010 Warrants arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.
As a result, and as previously disclosed in filings made with the SEC, on October 8, 2010, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded that the Company’s consolidated financial statements and reports filed with the SEC for the fiscal year ended March 31, 2010 should not be relied upon. For a more detailed description of the effects of the restatement, see further discussion in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Part IV, Item 15 of this report.
For the convenience of the reader, this Form 10-K/A sets forth the Original Filings in their entirety. However, this Form 10-K/A only amends and restates Items 6, 7, 8 and 9A of Part II, Items 11 and 13 of Part III and Item 15 of Part IV of the Original Filings, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filings is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filings or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Original Filings has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.
Except for the foregoing amended information, this Form 10-K/A continues to speak as of the dates of the Original Filings, and the Company has not updated the disclosures contained herein to reflect events that occurred at a later date. Other events occurring after the filings of the Original Filings or other disclosures necessary to reflect subsequent events will be addressed in any reports filed with the SEC subsequent to the date of this filing.

PART I
ITEM 1. BUSINESS.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop new products and services for new markets; the impact of competition on our revenues, changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors.
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

In consideration for the Bio Holding License, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000. As additional consideration, we issued to a minority shareholder of Bio Holding the Bio Holding Warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. The Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the issue date fair value of the Bio Holding Warrants at $5,590,980, which was calculated using the Black-Scholes model. The total value ascribed to the Bio Holding License was $5,615,980.
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
License Payments
To date, the following consideration has been paid related to the RUC Licenses and the Bio Holding License:

			Fair value of
		SRA	equity
License	License fee	payments	securities	Total

Bacterial	$20,000	$1,097,460	$64,301	$1,181,761

Viral	$25,000	$—	$—	$25,000

Cellular Transplant	$34,736	$—	$698,939	$733,675

Diabetes	$25,000	$—	$5,590,980	$5,615,980

	$104,736	$1,097,460	$6,354,220	$7,556,416

Future royalty payments under the above license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties

May 15, 2006	Bacterial Disorders	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30	%(4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.
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
As a development-stage company, we have no operating history and have not commercialized any products or generated any revenue since our inception. We have incurred losses in each year since our inception. Our net losses were $15.5 million, $4.5 million and $1.8 million in the fiscal years ended March 31, 2010, 2009 and 2008, respectively, and as of March 31, 2010, we had an accumulated deficit of $22.9 million. As a result of these factors, for the fiscal years ended March 31, 2010, 2009 and 2008, our independent registered public accounting firm has issued qualified reports on our financial statements and have expressed substantial doubt about our ability to continue as a going concern. Provided that sufficient funding is available, we expect to continue to incur significant operating losses in the foreseeable future, as we continue our research activities, conduct the development of, and seek regulatory approvals for, our product candidates. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development-stage companies and the competitive environment of the biotechnology industry. There can be no assurance that we will be able to develop a revenue source or that our operations will become profitable.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS.
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

ISSUER PURCHASES OF EQUITY SECURITIES
				(d) Maximum Number
			(c) Total Number of	(or Approximate Dollar
			Shares (or Units)	Value) of Shares (or
	(a) Total Number	(b) Average Price	Purchased as Part of	Units) that May Yet Be
	of Shares (or Units)	Paid per Share (or	Publicly Announced	Purchased Under the
Period	Purchased	Unit)	Plans or Programs	Plans or Programs)

February 1 to February 28, 2010	7,040	$12.50	—	—

March 1to to March 31, 2010	3,824	$10.79	—	—

TOTAL	10,864	$11.90	—	—

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
Comparison of Cumulative Total return on Investment

		For the Year Ended
		December 31,		For the Year Ended March 31,
	12/21/2007	2007	2008	3/31/09 (1)	3/31/10

Omni Bio Pharmaceutical, Inc.	$100.00	$100.00	$44.00	$40.00	$808.00
NASDAQ Composite Index	$100.00	$98.52	$58.58	$56.78	$89.08
NASDAQ Biotechnology Index	$100.00	$97.78	$85.43	$79.96	$109.96

(1)	The Company changed its year end effective March 31, 2009.

ITEM 6. SELECTED FINANCIAL DATA.
The fiscal years ended March 31, 2010, 2009, and 2008 statements of operations data, and the fiscal years March 31, 2010 and 2009 balance sheet data, have been derived from our consolidated financial statements and notes appearing in Item 15 of this report. The following financial data for the fiscal year ended March 31, 2010 has been restated to reflect adjustments to the Original Filings that are discussed in the “Explanatory Note” included in the forepart of this report, Item 7 of this report and in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included under Item 15 of this report. The statement of operations and balance sheet data for the fiscal year ended March 31, 2007 and for the period from February 28, 2006 (Inception) through March 31, 2006 have been derived from our historical financial statements for those years.
The financial statements for the fiscal years ended March 31, 2008 and 2007 and for the period from February 28, 2006 (Inception) through March 31, 2006 are those of the accounting predecessor, Apro Bio.
The following table should be read in conjunction with our consolidated financial statements and associated notes found in Item 15 of this report.

					February 28,
					2006 (Inception)
	Years Ended March 31,				through March
	2010	2009	2008	2007	31, 2006
	(As Restated)

Statements of Operations Data:

Net sales	$—	$—	$—	$—	$—
Loss from operations (1)	(12,991,722)	(1,992,983)	(1,763,142)	(1,095,154)	(2,714)
Net loss (1) (2)	(15,478,884)	(4,544,521)	(1,812,567)	(1,100,674)	(2,714)
Net loss per share – basic and diluted	(0.58)	(0.25)	(0.16)	(0.10)	—

Balance Sheet Data:

Cash and cash equivalents	1,802,366	1,805,395	17,309	46,748	7,305
Total assets	1,880,378	1,901,717	65,702	70,446	7,305
Long-term debt	—	10,000	—	—	—

(1)	The loss from operations and net loss for the years ended March 31, 2010, 2009, 2008 and 2007 included share-based compensation in the amounts of $6,395,302, $740,251, $692,638, and $32,925, respectively.

(2)	The net loss for the fiscal years ended March 31, 2010 and 2009 included non-cash charges related to the issuance of common stock purchase warrants to investors and related parties and modifications of certain common stock purchase warrants held by investors in the amounts of $8,069,980 and $2,504,273, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Restatement
We have restated our consolidated financial statements as of and for the fiscal year ended March 31,2010 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for these warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See further discussion of the restatement in Note 1A, “Restatement of Consolidated Financial Statements” to our consolidated financial statements included in Item 15 of this report. There was no impact to the Company’s liquidity position as a result of the restatements.
Overview
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
Net loss — For fiscal year 2010, we reported a net loss of $15,478,884 as compared to a net loss $4,544,521 for fiscal year 2009, an increase of $10,934,363. We have not reported any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses — General and administrative expenses for fiscal year 2010 were $7,375,742, which included $6,395,302 of share-based compensation, as compared to $1,031,911 for fiscal year 2009, which included $740,251 of share-based compensation. Management views general and administrative expenses, exclusive of share-based compensation, as an important non-GAAP measure, as we are in development stage, have not recorded any revenue since inception and closely monitor operating expenses to manage and control cash. Management also believes this measure is helpful to investors so they can better understand our cash expenditures. Accordingly, excluding share-based compensation, general and administrative expenses for fiscal year 2010 were $980,440 as compared to $291,660 for fiscal year 2009, an increase of $688,780 or approximately 236%. This increase was primarily due to public company reporting and administrative related expenses in the areas of external audit and reporting, legal, stock administration, investor relations and insurance that were incurred in fiscal year 2010 and not incurred for fiscal year 2009, as we were not an SEC reporting company until March 31, 2009. Also in fiscal year 2010, we had significant increases in legal expenses associated with patents related to our licensing arrangements and consulting and scientific advisory expenses as compared to fiscal year 2009.
Other operating expense — In fiscal year 2010, we executed the License Agreement with Bio Holding, a related party, whose majority shareholder is a significant shareholder of Omni. We paid a license fee of $25,000 and issued to the minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00. The value of the warrant was calculated at $5,590,980 using the Black-Scholes pricing model, and this amount was recorded as a non-cash operating expense for fiscal year 2010. For fiscal year 2009, we incurred non-cash operating expenses in the amount of $719,772 associated with issuances of shares of our common stock to the University of License Equity Holdings, Inc., a beneficiary of RUC, that were required under anti-dilution provisions associated with our licenses for viral disease treatment and cellular transplantation/graft rejection.
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
Other non-operating expenses — For fiscal year 2010, we recognized accretion expense on notes payable with related parties of $12,000 as compared to $41,125 for fiscal year 2009. The decrease was primarily the result of the conversion of one of the notes in conjunction with a private placement equity offering (the “PP Offering”) that was completed on March 31, 2009. All unamortized discount on this note was expensed upon the conversion of the note on March 31, 2009. For fiscal year 2009, we recorded non-cash charges for the issuances of common stock purchase warrants issuances to investors and related parties of $2,354,587 as compared to $-0- for fiscal year 2010. The decrease was a result of the warrant issuances to outside investors and related parties in conjunction with the Merger and the PP Offering that were completed on March 31, 2009. In fiscal year 2010, we recorded a charge in the amount of $2,479,000 for a modification of an investor warrant to purchase 250,000 shares of common stock. This warrant was revalued on the modification date at an estimated fair value of $10.91 per share. In fiscal year 2009 and prior to becoming a reporting company, we recorded a charge in the amount of $152,686 for modifications of investor warrants to purchase approximately 788,000 shares of common stock. These warrants were revalued on the modification dates at a weighted-average estimated fair value of $0.20 per share.
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
On February 4, 2010, our Board approved the grant of 100,000 common stock purchase warrants to a member of our scientific advisory board as consideration for an amendment to his consulting agreement to provide additional services to Omni. The warrants are exercisable at $3.00 per share, expire on February 4, 2015 and vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $876,956 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $10.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.48% and volatility of 100.0%.
On March 31, 2010, our Board approved the grant of 50,000 common stock purchase warrants to a medical consultant in exchange for consulting services to be provided through September 30, 2010. The warrants are exercisable at $3.00 per share, expire on March 31, 2015 and vest on September 30, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $443,024 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $10.10 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.36% and volatility of 100.0%.
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
Anticipated Cash Commitments
During the remainder of 2010, we intend to enter into three SRAs in the areas of diabetes, viral disorder treatments and cellular transplantation/graft rejection. We presently anticipate that the financial commitments for these pending SRA agreements will total approximately $1,500,000 over a three year period.. Additionally, in June 2010, we became obligated for payments under the Clinical Trial, which include a base cost of approximately $725,000 plus additional estimated costs of $100,000. We currently have cash on hand to carry-out the Type 1 diabetes clinical trial based on the current patient enrollment of 15.
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

Contractual Obligations
We are committed to make payments on certain contractual obligations, and our cash payments due under contractual obligations as of March 31, 2010 were as follows:

	Less than			More than
	1 Year	1 – 3 Years	3 – 5 Years	5 Years	Total

Note payable — related party	$25,000	$—	$—	$—	$25,000
Corporate office lease	19,078	36,393	—	—	55,471
Office equipment lease	2,300	4,596	—	—	6,896

	$46,378	$40,989	$—	$—	$87,367

Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 15 in this report. The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the computation of share-based compensation which is further disclosed in Note 9 to our consolidated financial statements; capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.
Share-based Compensation
A significant portion of our general and administrative expenses for the years ended March 31, 2010, 2009 and 2008 is comprised of share-based compensation in the amounts of $6,395,302, $740,251 and $692,638, respectively, related to warrants to purchase shares of our common stock issued to employees, consultants and directors. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates estimates as to the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.
For fiscal year 2010, we recorded significant charges in the amount of $8,069,980 for warrants issued as a partial payment for a licensing fee with a related party and for a modification of an outside investor warrant. We calculated the estimated values of these warrants using the Black-Scholes model and assessed the appropriateness of the variables employed in the model, including an appropriate discount to the closing OTC price of our common stock as the result of marketability restrictions on these warrants’ underlying shares of common stock as a result of contractual agreements. We are likely to issue more equity instruments, which may be in the forms of common stock sold with detachable warrants, convertible debt sold with detachable warrants and convertible preferred sold with detachable warrants. These potential types of transactions require extensive analysis to determine the proper asset, liability and/or equity classification and the application of estimates in deriving values to be assigned under the Black-Scholes model. Future issuances of these transactions may possibly result in significant expenses being recorded in our consolidated financial statements.
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
Supplementary Data
Supplementary data for each quarter in our fiscal years ended March 31, 2010 and 2009 is as follows:

	For the Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year 2010	(As restated)	(As restated)	(As restated)	(As restated)

Net sales	$—	$—	$—	$—
Net loss	(807,096)	(6,533,403)	(5,032,094)	(3,106,291)
Net loss per share — basic and diluted	(0.03)	(0.25)	(0.19)	(0.11)

	For the Quarter Ended
Fiscal Year 2009	June 30	September 30	December 31	March 31

Net sales	$—	$—	$—	$—
Net loss	(422,202)	(284,741)	(339,959)	(3,497,619)
Net loss per share — basic and diluted	(0.02)	(0.02)	(0.02)	(0.19)
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
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2010, and concluded that our disclosures controls and procedures were effective as of that date. However, based on the restatements described in Note 1A to the Company’s consolidated financial statements, our Acting Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective as of March 31, 2010, and that a material weakness existed with regards to the accounting for share-based compensation and other equity-based charges.
Remediation of the Material Weakness
To remediate the aforementioned material weakness, management intends to utilize outside technical accounting and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based compensation. In addition, we have restated our consolidated financial statements for the fiscal year ended March 31, 2010, as well as for the quarterly periods ended September 30, 2009, December 31, 2009 and June 30, 2010 with regards to the accounting for share-based compensation and other equity-based charges.
Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the Acting Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As of March 31, 2010, management concluded that our internal control over financial reporting was effective as of such date. However, based on the material weakness noted above, management has concluded that our internal control over financial reporting was not effective as of March 31, 2010 with regards to the accounting for shore-based compensation and other equity-based charges.
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

We have audited Omni Bio Pharmaceutical, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Omni Bio Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. As described in Note 1A of the audited consolidated financial statements as of and for the year ended March 31, 2010, the Company has restated the consolidated financial statements related to the Company’s accounting for share-based compensation and other equity-based charges. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the March 31, 2010 consolidated financial statements, and this report does not affect our report dated June 25, 2010, except for Note 1A for which the date is November 8, 2010 on those consolidated financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Omni Bio Pharmaceutical, Inc. has not maintained effective internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Omni Bio Pharmaceutical, Inc. and our report dated June 25, 2010, except for Note 1A for which the date is November 8, 2010, expressed an unqualified opinion.

HEIN & ASSOCIATES LLP

Denver, Colorado
November 8, 2010

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
Dr. Dinarello has received numerous international awards for his scientific contributions. In March 2010, he was awarded The Paul Ehrlich Prize for his work on cytokines. The Ehrlich Prize is the most prestigious prizes in the Federal Republic of Germany in the field of medicine. In 2009, he was the recipient of the Albany Medical Center Prize in Medicine and Biomedical Research. The Albany Prize is the largest monetary award given in the USA for medicine. Also, in 2009, he received from the King of Sweden the Crafoord Prize, which is awarded by the Royal Swedish Academy of Sciences. Other awards include Germany’s Ernst Jung Prize for Medicine; the Ludwig Heilmeyer Gold Medal of the Society for Internal Medicine; the Italian National Academy of Medicine’s International Chirone Prize; the Carol Nachman Prize in Rheumatology; the Sheikh Hamdan bin Rashdid al Maktoum Award (United Arab Emirates),the Beering Award (USA) and the Bonfil-Stanton Prize in Medicine. Dr. Dinarello was recently notified that he will receive the Novartis Prize in Immunology, which is awarded every three years at the International Congress of Immunology.

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
Michael D. Iseman, MD, age 71, has served as a member of our Board of Directors since March 31, 2009. From August 2008 until March 31, 2009, Mr. Iseman was a director of Apro Bio. Since 1980, Dr. Iseman has been a Professor of Medicine at the University of Colorado Denver with appointments in both the Division of Pulmonary Medicine and Infectious Diseases. Since 1983, he has also been a physician with the National Jewish Medical and Research Center in Denver, CO and currently serves as its Chief of Clinical Mycobacterial Disease Service. Dr. Iseman received his undergraduate degree with honors from Princeton University and his MD from Columbia University’s College of Physicians and Surgeons. We believe that Mr. Iseman’s scientific and business expertise, including his background as a former director of another company, give him the qualifications and skills to serve as a director.
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
Albert L. Kramer, age 77, has served as a member of our Board of Directors since March 31, 2009. From April 2008 until March 31, 2009, he was a director of Apro Bio. Since 1993, Mr. Kramer has served as an attorney with the Kramer Law Firm. From 1993 to 2005, Mr. Kramer served as Special Counsel to Syratech Corporation. From 2004 to 2008, he served as Chief Counsel to Travelers Marketing, LLC. From 1975 to 1992, Mr. Kramer served as a District Court Judge for the Massachusetts Trial Court. He received his undergraduate and law degrees from Boston University. We believe that Mr. Kramer’s legal and financial expertise give him the qualifications and skills to serve as a director.
Steven M. Bathgate, age 55, has served as a member of our Board of Directors since March 31, 2009. From April 2008 until March 31, 2009, he was a director of Apro Bio.  Since 1996, Mr. Bathgate has served as Senior Managing Partner of GVC.  Mr. Bathgate is the founder of GMC. Prior to starting GVC, he was Chairman and Chief Executive Officer of Cohig & Associates, Inc. Mr. Bathgate currently serves on the board of directors of Peerless Systems Corp. (Nasdaq: PRLS), Creston Resources, Inc. (Pink Sheets: CSTJ) and formerly served on the board of directors of Birner Dental Management Services, Inc. (Nasdaq: BDMS). He received a BS degree in Finance from the University of Colorado. We believe that Mr. Bathgate’s executive and business expertise, including his background as a director for several public companies, give him the qualifications and skills to serve as a director.

Jeffrey S. Sperber, age 46, has served as a member of our Board of Directors since October 2009 and currently serves as the Chairman of our Audit Committee. Since 2005, Mr. Sperber has served as the Chief Financial Officer and a director of Ceragenix Pharmaceuticals, Inc., a publicly traded medical device company (Pink Sheets: CGXP). In June 2007, Ceragenix Pharmaceuticals, Inc. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. From 2001 to 2004, he served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion global public company providing outsourced call center services. Mr. Sperber began his career at an public accountant with Arthur Andersen LLP and received his CPA license in the State of Colorado, which has since expired. He received a BS in Accounting from Colorado State University. We believe that Mr. Sperber’s financial, accounting and business expertise, including his background as the Chief Financial Officer of a public company, gives him the qualifications and skills to serve as a director and as the Chairman of our Audit Committee.
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
James D. Crapo, MD has been a member of the Scientific Advisory board since April 2009. Since 1996, Dr. Crapo has been Chairman, Department of Medicine, and Executive Vice President -Academic Affairs at National Jewish Medical and Research Center in Denver, Colorado. Prior to 1996, he held numerous positions while serving on the faculty of Duke University Medical Center, including as the Chief of the Pulmonary and Critical Care Division. He is the author of more than 200 original scientific publications, numerous book chapters and seven textbooks. Dr. Crapo holds a BS in Chemistry from Brigham Young University and an MD from the University of Rochester.
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
COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2010, we believe that all filings required to be made during fiscal year ended March 31, 2010 were made on a timely basis, with the following exceptions:
•	Charles A Dinarello failed to timely file a Form 3 relating to his appointment as a director and our Acting Chief Executive Officer and one Form 4 relating to a grant of warrants on April 7, 2009.
•	Vicki D.E. Barone failed to timely file a Form 3 relating to her appointment as a director and two Form 4s, one relating to a grant of warrants on January 29, 2010 and one relating to the sale of common stock and issuance of options by GVC in connection with the settlement of an arbitration proceeding on June 19, 2009.
•	Steven M. Bathgate failed to timely file a Form 3 relating to his appointment as a director and two Form 4s, one relating to a grant of warrants on January 29, 2010 and one relating to the sale of common stock and issuance of options by GVC in connection with the settlement of an arbitration proceeding on June 19, 2009.
•	Albert L. Kramer failed to timely file a Form 3 relating to his appointment as a director.
•	Michael D. Iseman failed to timely file a Form 3 relating to his appointment as a director and two Form 4s relating to grants of warrants on August 6, 2009 and October 12, 2009.
•	Michael D. Worth failed to timely file a Form 3 relating to his appointment as a director.
•	Paul H. Dragul (former director of the Company) failed to timely file a Form 3 relating to his appointment as a director.
•	Edward C. Larkin failed to timely file a Form 3 relating to his appointment as an executive officer of the Company.

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
Equity Incentive Compensation
The use of equity-based compensation is intended to align the interests of the executives and other key employees with those of the stockholders. Equity-based compensation also serves to increase management ownership in the Company, provides a level of deferred compensation, aids in employee retention and conserves cash. In the near term, we believe that common stock purchase warrants are the best means to motivate our executive officers to perform at a high level and in the best interest of our shareholders.
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

	Fiscal		Option Awards	All Other
Name and Principal Position	Year	Salary ($)	($) (1)	Compensation ($)	Total ($)
			(As restated)		(As restated)

Charles A. Dinarello (2)	2010	$—	$1,006,996	$—	$1,006,996
Acting Chief Executive Officer

Robert C. Ogden (3)	2010	$72,500	$983,400	$—	$1,055,900
Chief Financial Officer

Edward C. Larkin (4)	2010	$130,000	$—	$10,146	$140,146
Chief Operating Officer

(1)	Amounts for option awards were calculated pursuant to FASB ASC Topic 718 Compensation – Stock Compensation (“ASC 718”) and reflect compensation expense recognized in the fiscal year ended March 31, 2010 related to grants of stock purchase warrants exercisable into shares of our common stock. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 9 to our consolidated financial statements under Item 15 of this report.

(2)	Dr. Dinarello was appointed Acting Chief Executive Officer on March 31, 2009. For Fiscal Year 2010, Dr. Dinarello was employed by the University of Colorado Denver and did not receive salary or any cash compensation from the Company. During Fiscal Year 2010, he was granted warrants to purchase 1,200,000 shares of our common stock. 600,000 warrants are currently exercisable at $0.50 per share and 150,000 are currently exercisable at $3.00 per share.

(3)	Mr. Ogden was appointed Chief Financial Officer of the Company in May 2009 and his reported salary for fiscal year 2010 was for a partial year. He was initially engaged as a part-time employee, but commenced full-time duties in the second half of fiscal year 2010. During fiscal year 2010, he was granted warrants to purchase 350,000 shares of our common stock. 50,000 are currently exercisable at $0.50 per share and 60,000 are currently exercisable at $3.00 per share.

(4)	Mr. Larkin received other compensation in the form of health and dental insurance premiums paid on his behalf by the Company.
OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table provides a summary of equity awards outstanding at March 31, 2010 for each of our NEOs.

	Number of Securities	Number of Securities
	Underlying	Underlying		Option Exercise
	Unexercised Options	Unexercised Options		Price
Name	Exercisable (#)	Unexercisable (#)		($)	Option Expiration Date

Charles A. Dinarello	600,000	—		$0.50	April 7, 2016
	150,000	450,000	(1)	$3.00	November 13, 2016

Robert C. Ogden	50,000	—		$0.50	April 15, 2016
	60,000	240,000	(2)	$3.00	November 13, 2016

(1)	The warrants were granted on November 13, 2010 and vest as follows: 150,000 on March 31, 2011, 150,000 on March 31, 2012 and 150,000 on March 31, 2013.

(2)	The warrants were granted on November 13, 2010 and vest as follows: 80,000 on September 30, 2010, 80,000 on September 30, 2011 and 80,000 on September 30, 2012.
OPTION EXERCISES AND STOCK VESTED
None of our NEOs exercised warrants during Fiscal Year 2010.

DIRECTOR COMPENSATION
The following table shows the compensation for our non-employee directors for Fiscal Year 2010:

	Fees Earned or	Stock		All Other
	Paid in Cash	Awards	Option Awards	Compensation	Total
Name	($)	($)	($) (7)	($)	($)
			(As restated)		(As restated)

Vicki D.E. Barone (1)	—	—	$398,166	—	$398,166

Michael D. Iseman (2)	—	—	$536,906	—	$536,906

Michael D. Wort (3)	—	—	$687,898	—	$687,898

Albert L. Kramer (4)	—	—	$398,166	—	$398,166

Steven M. Bathgate (5)	—	—	$398,166	—	$398,166

Jeffrey S. Sperber (6)	—	—	$701,420	—	$701,420

(1)	On July 30, 2009, Ms. Barone was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(2)	On July 30, 2009, Dr. Iseman was granted a warrant to purchase 25,000 shares of our common stock at an exercise price of $3.00 per share for the remainder of his first year of director services. This warrant vested immediately upon grant. On August 6, 2009, he was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for his second year of director services. This warrant vests on August 5, 2010.

(3)	On July 30, 2009, Mr. Wort was granted two warrants to purchase a total of 50,000 shares of our common stock at an exercise price of $3.00 per share for the remainder of his first year of director service. Both of these warrants vested immediately upon grant. On October 1, 2009, he was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for his second year of director services. This warrant vests on September 30, 2010.

(4)	On July 30, 2009, Mr. Kramer was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(5)	On July 30, 2009, Mr. Bathgate was granted a warrant to purchase 50,000 shares of our common stock at an exercise price of $3.00 per share for director services for Fiscal Year 2010. This warrant vested on March 31, 2010.

(6)	On October 12, 2009, Mr. Sperber was granted a warrant to purchase 100,000 shares of our common stock at exercise price of $3.00 per share for his first year of director services. This warrant vests on October 11, 2010.

(7)	Amounts for option awards were calculated pursuant to ASC 718 and reflect compensation expense recognized in Fiscal Year 2010 related to grants of stock purchase warrants exercisable into shares of our common stock. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 9 to our consolidated financial statements under Item 15 of this report.
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

			Percent of
	Number of Shares		Outstanding
Name of Beneficial Owner	Beneficially Owned		Shares (1)

5% Stockholders:

BOCO Investments, LLC 262 East Mountain Avenue Fort Collins, CO 80524	7,587,000	(2)	24.63%

Leland Shapiro 8765 East 29th Place Denver, CO 80238	3,368,750	(3)	13.66%

F. Steven and Gayle S. Mooney 3677 S. Huron Street, Suite 102 Englewood, CO 80110	2,300,000	(4)	8.06%

University License Equity Holdings, Inc. 4740 Walnut Street, Suite 100 Boulder, CO 80309	1,427,834	(5)	5.37%

Directors and Named Executive Officers:

Vicki D.E. Barone	1,853,743	(6)	6.94

Michael D. Iseman	150,000	(7)	*

Michael D. Wort	1,100,000	(8)	4.05%

Albert L. Kramer	925,000	(9)	3.37%

Steven M. Bathgate	1,877,364	(10)	7.07%

Jeffrey S. Sperber	—		—

Charles A. Dinarello	750,000	(11)	2.61%

Edward C. Larkin	500,000		1.82%

Robert C. Ogden	110,000	(12)	*

All directors and executive officers as a group (9 persons)	6,303,357		25.02%

*	Less than one percent

(1)	Applicable percentage of ownership is based on 28,038,268 shares of common stock outstanding on July 12, 2010. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities. Shares of common stock issuable upon the exercise of common stock purchase warrants exercisable currently or within 60 days of July 12, 2010 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such warrant for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise provided, the address of all stockholders is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

(2)	Based solely on information included in a Form 3 filed with the SEC on March 11, 2010. Includes 2,412,000 shares owned, 725,000 shares underlying a warrant currently exercisable at $0.25 per share, 3,000,000 shares underlying a warrant currently exercisable at $0.50 per share and 1,450,000 shares underlying a warrant currently exercisable at $1.00 per share.

(3)	Based solely on information included in a Form 3 filed with the SEC on April 10, 2009. Represents 3,368,750 shares owned.

(4)	Based solely on information included in a Form 13G filed with the SEC on July 28, 2009. Includes 900,000 shares owned, 200,000 shares underlying a warrant currently exercisable at $0.25 per share, 800,000 shares underlying a warrant currently exercisable at $0.50 per share and 400,000 shares underlying a warrant currently exercisable at $1.00 per share.

(5)	Based solely on information included in a Form 13D filed with the SEC on April 23, 2009. Represents 1,427,834 shares owned.

(6)	Includes 627,437 shares owned (of which 25,000 shares are held by Ms. Barone’s IRA), 100,000 shares underlying a warrant currently exercisable at $1.00 per share, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 6,778 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $2.50 per share and 6,778 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.75 per share. Also includes 962,750 shares owned by GVC, of which Ms. Barone is a Senior Managing Partner. Ms. Barone disclaims beneficial ownership of these shares.

(7)	Includes 75,000 shares underlying a warrant currently exercisable at $1.25 per share, 25,000 shares underlying a warrant currently exercisable at $3.00 per share and 50,000 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.00 per share.

(8)	Includes 1,000,000 shares owned, 50,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(9)	Includes 775,000 shares owned, 100,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(10)	Includes 50,250 shares owned, 578,750 shares owned by Mr. Bathgate’s spouse, 50,000 shares owned by Mr. Bathgate’s daughter, 30,000 shares owned by Bathgate Family Partnership Ltd., 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 2,807 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $2.50 per share and 2,807 shares underlying a warrant exercisable within 60 days from July 12, 2010 at $3.75 per share. Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his family members and Bathgate Family Partnership Ltd. Also includes 962,750 shares owned by GVC, of which Mr. Bathgate is a Senior Managing Partner. Mr. Bathgate disclaims beneficial ownership of these shares.

(11)	Includes 600,000 shares underlying a warrant currently exercisable at $0.50 per share and 150,000 shares underlying a warrant currently exercisable at $3.00 per share.

(12)	Includes 50,000 shares underlying a warrant currently exercisable at $0.50 per share and 60,000 shares underlying a warrant currently exercisable at $3.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
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
In consideration for the License Agreement, we paid Bio Holding a license fee of $25,000 in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share (the “Bio Holding Warrant”). The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. The issuance of the Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $5,590,980, which was calculated using the Black-Scholes model. The total value ascribed to the License Agreement was $5,615,980, and we expensed this amount in Fiscal Year 2010.
Albert L. Kramer, one of our directors, is Dr. Leland Shapiro’s stepfather.
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
Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 5, 2009 and audited our financial statements for the fiscal years ended March 31, 2010 and 2009. Cordovano and Honeck LLP (“Honeck”) served as our independent registered public accounting firm though June 3, 2009 and audited our consolidated financial statements for the year ended December 31, 2008. We changed our fiscal year end to March 31 beginning with the fiscal year ended March 31, 2009. Accordingly, audit fees for 2009 as listed below include fees billed by both Hein and Honeck of $39,164 and $7,998, respectively. Tax fees for 2009 as listed below include fees billed by Hein of $6,000 and by another firm of $600. An estimate of the pre-approved audit fees for Hein’s audit of the Fiscal Year 2010 financial statements are included in the total of audit fees for 2010, but will be billed in fiscal year 2011.

	2010	2009

Audit Fees	$85,490	$47,162
Audit-Related Fees	—	—
Tax Fees	5,000	6,600
All Other Fees	—	—

Total	$90,490	$53,162

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

Effective December 29, 2009, the Board of Directors formed the Audit Committee, whereby the Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Prior to December 29, 2009, the Chairperson of the Board approved in advance the appointment of the independent auditors and all audit and tax fees. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Committee. For the fiscal years ending March 31, 2010 and 2009, all audit fees were reviewed and approved in advance of such services.
PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Consolidated Financial Statements — See Index to Consolidated Financial Statements at page F-1 of this Report.
(b) Financial Statement Schedules — Not applicable.
(c) Exhibits

EXHIBIT #	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on November 21, 2008)

2.2	Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated February 11, 2009
(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on February 18, 2009)

2.3	Second Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated March 11, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on March 13, 2009)

2.4	Third Agreement to Amend Agreement of Merger and Plan of Reorganization dated March 30, 2009 (incorporated by reference to Exhibit 2.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

2.5	Agreement and Plan of Merger between Maxcure Pharmaceutical, Inc. and Apro Bio Pharmaceutical Corporation dated March 18, 2008 (incorporated by reference to Exhibit 2.5 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3	Articles of Amendment for Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.2	Exclusive License Agreement with the Regents of the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

EXHIBIT #	DESCRIPTION

10.3	Sponsored Research Agreement with the Regents of the University of Colorado dated May 15, 2006, (incorporated by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.4	Services Agreement with The Board of Governors of the Colorado State University System dated June 18, 2007 (incorporated by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.5	Exclusive License Agreement with the Regents of the University of Colorado dated March 31, 2008, as amended (incorporated by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.6	Exclusive License Agreement with the Regents of the University of Colorado dated November 12, 2008 (incorporated by reference to Exhibit 10.9 to the Registrant’s Current Report on Form 8-K filed on April 6, 2009)

10.7	License Agreement with Bio Holding, Inc. dated September 28, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2009)

10.8	Settlement Agreement with David Olson (incorporated by reference to Exhibit 10.10 to the Registrant’s Form 8-K filed on April 6, 2009)

10.9	Settlement Agreement with David Floor (incorporated by reference to Exhibit 10.11 to the Registrant’s Form 8-K filed on April 6, 2009)

10.10	Form of Advisor Warrant dated March 31, 2009 (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.11	Subscription Agreement and Letter of Investment (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.12	Form of Investor Warrant exercisable at $0.25 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.13	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.14	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.15	Form of Two-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.16	Form of Three-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K filed on June 29, 2009)

10.17	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed December 22, 2009)

10.18	Warrant dated December 16, 2009 issued to Robert C. Ogden (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed December 22, 2009)

EXHIBIT #	DESCRIPTION

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K filed on June 23, 2010)

21	Subsidiaries of the Registrant (incorporated by reference to Exhibit 22 to the Registrant’s Annual Report on Form 10-K filed on June 23, 2010)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

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

To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. and Subsidiary
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

As discussed in Note 1A, the March 31, 2010 consolidated financial statements have been restated to correct the Company’s accounting for share-based compensation and other equity-based charges.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omni Bio Pharmaceutical, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated November 8, 2010 expressed an opinion that Omni Bio Pharmaceutical, Inc. and Subsidiary had not maintained effective internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

HEIN & ASSOCIATES LLP

Denver, Colorado
June 25, 2010, except for Note 1A for which the date is November 8, 2010

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

/s/Cordovano and Honeck LLP

Cordovano and Honeck LLP
Englewood, Colorado
February 28, 2009

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(As restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,802,366	$1,805,395
Other current assets	10,049	21,772

Total current assets	1,812,415	1,827,167
Property and equipment, net	848	2,250
Intangible assets, net	67,115	72,300

Total long-term assets	67,963	74,550

TOTAL ASSETS	$1,880,378	$1,901,717

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$94,356	$282,935
Amounts due to UCD under sponsored research agreement	—	321,300
Accrued liabilities	97,487	56,817
Accrued compensation and related benefits and taxes	—	211,012
Amounts due to related parties	4,125	138,261
Notes payable — related parties, net of discounts of $3,000 and $15,000, respectively	22,000	142,000

Total current liabilities	217,968	1,152,325

Commitments and Contingencies (Notes 6, 9 and 10)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 27,987,018 and 23,164,567 shares issued and outstanding, respectively	27,987	23,164
Additional paid-in capital	24,573,783	8,186,704
Deficit accumulated during the development stage	(22,939,360)	(7,460,476)

Total stockholders’ equity	1,662,410	749,392

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,880,378	$1,901,717

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				February 28,
				2006 (Inception)
	For the Years Ended March 31,			Through March
	2010	2009	2008	31, 2010
	(As restated)			(As restated)
Operating expenses
General and administrative (including share-based compensation of $6,395,302, $740,251, $692,638 and $7,861,116, respectively)	$7,375,742	$1,031,911	$1,366,976	$10,333,998
License fee — related party	5,615,980	—	—	5,615,980
Research and development	—	241,300	385,437	1,132,497
Charge for common stock issued pursuant to license agreements	—	719,772	10,729	763,240

Total operating expenses	12,991,722	1,992,983	1,763,142	17,845,715

Loss from operations	(12,991,722)	(1,992,983)	(1,763,142)	(17,845,715)

Non-operating income (expenses) Interest income (expense), net	3,838	(6,140)	(49,425)	(57,247)
Accretion expense on notes payable — related parties	(12,000)	(41,125)	—	(53,125)
Charges for warrants issued in merger — related parties	—	(1,948,237)	—	(1,948,237)
Charges for warrants issued in private placement — related parties	—	(403,350)	—	(403,350)
Charges for modifications to warrants	(2,479,000)	(152,686)	—	(2,631,686)

Total non-operating expenses	(2,487,162)	(2,551,538)	(49,425)	(5,093,645)

Net loss	$(15,478,884)	$(4,544,521)	$(1,812,567)	$(22,939,360)

Basic and diluted net loss per share	$(0.58)	$(0.25)	$(0.16)

Weighted average shares outstanding — basic and diluted	26,845,209	18,254,573	11,271,993

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	$269	$(269)		$—
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share, as restated					5,590,980		5.590,980
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		—
Modification to common stock purchase warrants (October 2009 at estimated fair value of $9.92 per share), as restated					2,479,000		2,479,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		—
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010), as restated					6,395,302		6.395,302
Contributed rent					3,780		3,780
Net loss, as restated						(15,478,884)	(15,478,884)

Balances at March 31, 2010, as restated	—	$—	27,987,018	$27,987	$24,573,783	$(22,939,360)	$1,662,410

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				February 28,
				2006
				(Inception)
				Through
	For the Years Ended March 31,			March 31,
	2010	2009	2008	2010
	(As restated)			(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,478,884)	$(4,544,521)	$(1,812,567)	$(22,939,360)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	5,590,980	—	—	5,590,980
Common stock issued pursuant to license agreements	—	719,772	10,729	763,240
Share-based compensation	6,395,302	740,251	692,638	7,861,116
Charge for warrants issued in merger transaction — related parties	—	1,948,237	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	403,350	—	403,350
Charges for modifications to warrants	2,479,000	152,686	—	2,631,686
Accretion expense — related parties	12,000	41,125	—	53,125
Depreciation and amortization	6,587	6,193	3,362	16,914
Contributed rent	3,780	5,880	10,080	19,740
Loss on disposal of equipment	—	2,443	—	2,444
Changes in operating assets and liabilities:
Other current assets	11,723	(2,499)	(1,372)	(12,148)
Accounts payable	(188,579)	74,210	76,117	250,551
Amounts due to UCD under sponsored research agreement	(321,300)	321,300	80,000	—
Accrued liabilities	(170,342)	(63,201)	192,092	(214,337)
Amounts due to related parties	(134,136)	138,261	172,685	208,007

Net cash used in operating activities	(1,793,869)	(56,513)	(576,236)	(3,416,455)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse mergers	—	5,000	6,750	11,750
Purchase of licenses	—	(35,401)	—	(35,401)
Purchase of property and equipment	—	—	(2,953)	(7,423)

Net cash provided by (used in) investing activities	—	(30,401)	3,797	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	1,786,890	1,800,000	231,750	4,285,945
Proceeds from the issuance of notes payable to related parties	—	75,000	300,000	825,000
Proceeds from exercise of common stock warrants	3,950	—	10,000	125,000
Proceeds from the sale of common stock warrants	—	—	1,250	13,950

Net cash provided by financing activities	1,790,840	1,875,000	543,000	5,249,895

Net increase (decrease) in cash and cash equivalents	(3,029)	1,788,086	(29,439)	1,802,366
Cash and cash equivalents at beginning of year	1,805,395	17,309	46,748	—

Cash and cash equivalents at end of year	$1,802,366	$1,805,395	$17,309	$1,802,366

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Basis of Presentation and Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganization and mergers; and obtaining various intellectual property rights, a research and development agreement and a clinical trial agreement to Type 1 diabetes. We have incurred net losses since inception, and as of March 31, 2010, had an accumulated deficit of $22.4 million, which included total non-cash charges from inception of approximately $19.3 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
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
NOTE 1A — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
We have restated our consolidated financial statements as of and for the fiscal year ended March 31, 2010 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718 Compensation — Stock Compensation (“ASC 718”), the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for the 2010 Warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Notes 5 and 7 for the revised calculations of the estimated fair value of the 2010 Warrants.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
The impact of the restatement on the consolidated financial statements as of and for the year ended March 31, 2010 is shown in the following tables:

	As reported	Adjustment	As restated
Balance sheet data — March 31, 2010

Additional paid-in capital	$14,120,251	$10,453,532	$24,573,783

Deficit accumulated during the development stage	(12,485,828)	(10,453,532)	(22,939,360)

Total stockholders’ equity	$1,662,410	$—	$1,662,410

	As reported	Adjustment	As restated
Statement of Operations data — For the year ended March 31, 2010

General and administrative expenses (1)	$2,994,190	$4,381,552	$7,375,742
License fee — related party	1,495,000	4,120,980	5,615,980

Total operating expenses	4,489,190	8,502,532	12,991,722

Loss from operations	(4,489,190)	(8,502,532)	(12,991,722)

Charges for modifications to warrants	(528,000)	(1,951,000)	(2,479,000)

Net loss	$(5,025,352)	$(10,453,532)	$(15,478,884)

Basic and diluted net loss per share	$(0.19)	$(0.39)	$(0.58)

	As reported	Adjustment	As restated
Statement of Cash Flows data — For the year ended March 31, 2010

Net loss	$(5,025,352)	$(10,453,532)	$(15,478,884)

Share-based compensation	$2,013,750	$4,381,552	$6,395,302

Charge for warrant issued for purchase of license — related party	1,470,000	4,120,980	5,590,980

Charges for modifications to warrants	528,000	1,951,000	2,479,000

Net cash used in operating activities	$(1,793,869)	$—	$(1,793,869)

(1)	Includes share-based compensation.
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
Earnings (Loss) per Share
Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, and in accordance with FASB ASC Topic 260 Earnings per Share (“ASC 260"), any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted average number of common shares. Accordingly, for the year ended March 31, 2010, the weighted average number of common shares outstanding as of the beginning of the year included 200,000 and 1,950,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.

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
In consideration for the License Agreement, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000. We paid this amount in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding the Bio Holding Warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share (the “Bio Holding Warrant”). The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. In addition, the Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement (the “Lock-up”) by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the fair value of the Bio Holding Warrant at $5,590,980, which was calculated using the Black-Scholes model with the following assumptions: exercise price of $3.00; expected life of five years; common stock price of $9.81 based on the closing OTC price of our common stock on the Effective Date, discounted for the restriction on marketability of the Bio Holdings Warrant’s underlying shares of common stock as a result of the Lock-up; dividend yield of 0%, interest rate of 2.72%, and volatility of 100.0%. The total value ascribed to this license agreement was $5,615,980, and we expensed this amount in the year ended March 31, 2010.

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
Future royalty payments under license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties
May 15, 2006	Bacterial Disorders	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplant /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30	%(4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.
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
Deferred tax assets were comprised of the following:

	March 31,
	2010	2009
	(As restated)

Deferred tax assets (all long-term)

Net operating loss carryforwards	$1,677,732	$1,260,713
Share-based compensation	2,908,239	535,582
Valuation allowance	(4,585,971)	(1,796,295)

Net deferred tax asset	$—	$—

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2010	2009	2008
	(As restated)

Income tax benefit computed at federal statutory rate	$(5,262,821)	$(1,545,137)	$(616,273)

Charges for warrants issued to outside parties	2,990,735	928,084	—
State income taxes, net of federal benefit	(475,195)	(139,062)	(55,579)
Other	(42,395)	24,353	3,735
Change in valuation allowance	2,789,676	731,762	668,117

Income tax benefit	$—	$—	$—

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
For the quarter ended December 31, 2009, we issued 291,714 shares of our common stock pursuant to cashless exercise provisions of 317,500 warrants exercised at a weighted average price of $1.02 per share
As discussed in Notes 3 and 4, during the period from March 31, 2009 to January 31, 2010, we issued shares of our common stock and warrants to purchase shares of our common stock pursuant to the Merger, the PP Offering and the Private Placement.
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
On April 15, 2009, we granted a warrant to our chief financial officer to purchase 50,000 shares of our common stock at an exercise price of $0.50 per share. All shares under this warrant vested upon issuance. This warrant expires on April 15, 2016. We valued this warrant at $44,165 using the Black-Scholes model with the following assumptions: exercise price of $0.50 expected life of seven years, estimated fair value of our common stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47% , and volatility of 100.0%.
On April 1, 2009, we granted a warrant to a medical consultant to purchase 48,000 shares of our common stock at an exercise price of $1.25 per share. All shares under this warrant vested as of September 30, 2009. This warrant expires on April 1, 2014. We valued this warrant at $35,927 using the Black-Scholes model with the following assumptions: exercise price of $1.25, expected life of five years, estimated fair value of our common stock price of $1.00 at date of grant, dividend yield of 0%, interest rate of 2.47% , and volatility of 100.0%.
On July 30, 2009, and pursuant to Board approval and our compensation program for directors (whereby a director receives a grant of 100,000 warrants in the first year of service and 50,000 warrants per year for each subsequent year of service), we granted warrants to our directors (excluding our acting CEO who is a director) to purchase 275,000 shares of our common stock in exchange for director services for the fiscal year ended March 31, 2010 (the “Director Warrants”). Four of the directors received an annual grant of 50,000 warrants based on the commencement of their second year of service, which was April 1, 2009. Warrants under these grants vest on March 31, 2010 and expire on April 1, 2016. A fifth director received a grant of 25,000 warrants for the fourth quarter of his first year of service. Warrants under this grant vested April 1, 2009 and expire on April 1, 2016. A sixth director received a grant of 50,000 warrants for the third and fourth quarters of his first year of service, of which 25,000 vested April 1, 2009 and expire on April 1, 2016 and 25,000 vest on July 1, 2009 and expire on July 1, 2016. We valued these warrants at $2,189,943 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of seven years, common stock price of $8.75 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 3.37% , and volatility of 100.0%.
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
On February 4, 2010, our Board approved the grant of 100,000 common stock purchase warrants to a member of our scientific advisory board as consideration for an amendment to his consulting agreement to provide additional services to Omni. The warrants are exercisable at $3.00 per share, expire on February 4, 2015 and vest on October 11, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $876,956 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $10.00 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.48% and volatility of 100.0%.
On March 31, 2010, our Board approved the grant of 50,000 common stock purchase warrants to a medical consultant in exchange for consulting services to be provided through September 30, 2010. The warrants are exercisable at $3.00 per share, expire on March 31, 2015 and vest on September 30, 2010 if the individual has continuously provided service to the Company through such date. We valued these warrants at $443,024 using the Black-Scholes model with the following assumptions: exercise price of $3.00, expected life of five years, common stock price of $10.10 based on the closing OTC price of our common stock on the grant date, dividend yield of 0%, interest rate of 2.36% and volatility of 100.0%.

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
Share-based compensation recorded for the years ended March 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(As restated)

Employees and directors	$5,111,115	$734,026	$131,595
Outside consultants	1,284,187	6,225	561,043

	$6,395,302	$740,251	$692,638

The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the years ended March 31, 2010, 2009 and 2008 was $7.67, $0.78 and $0.87 per share, respectively.
As of March 31, 2010, there was $11.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.3 years.
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2010 is as follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value
				(As restated)

Outstanding at March 31, 2009	1,050,000	$1.22
Granted	2,373,000	$2.28
Exercised	(130,000)	$1.08
Forfeited/expired/cancelled	(50,000)	$3.00

Outstanding at March 31, 2010	3,243,000	$1.97	5.6	$25,645,000

Vested and exercisable at March 31, 2010	1,703,000	$1.34	5.1	$14,921,050

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