Form 10-Q/A
period 2010-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-09
CIK 1389870

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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for Omni Bio Pharmaceutical, Inc. (“we” or the “Company”) for the quarterly period ended June 30, 2010, initially filed with the Securities and Exchange Commission (the “SEC”) on July 30, 2010 (the “Original Filing”), is being filed to report restated share-based compensation and other equity-based charges for the three months ended June 30, 2010 and 2009. This restatement relates to revised valuations for: 1) certain common stock purchase warrants granted to directors, officers and consultants during the period from July 30, 2009 to March 31, 2010 (the “Director Warrants”); 2) a common stock purchase warrant (the “Bio Holding Warrant”) issued in September 2009 in consideration for a licensing arrangement with a related party, Bio Holding, Inc. (“Bio Holding”); and 3) a modification of an investor warrant in October 2009 (the “Modification Warrant,” and together with the Director Warrants and the Bio Holding Warrant, the “2010 Warrants”). The restatement of the Company’s accounting for the 2010 Warrants arose in connection with comments received from the staff of the SEC in its review of the Company’s periodic SEC filings.
As a result, and as previously disclosed in filings made with the SEC, on October 8, 2010, the Audit Committee of the Board of Directors of the Company, in consultation with management, concluded that the Company’s unaudited, consolidated financial statements and reports filed with the SEC for the fiscal quarters ended June 30, 2010 and 2009 should not be relied upon. For a more detailed description of the effects of the restatement, see Note 1A in Part I—Item 1 of this report.
For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety. However, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I of the Original Filing, in each case, solely as a result of, and to reflect, the restatement and comments of the SEC, and no other information in the Original Filing is amended hereby. The foregoing items have not been updated to reflect other events occurring after the Original Filing or to modify or update those disclosures affected by subsequent events. In addition, pursuant to the rules of the SEC, Item 6 of Part II of the Original Filing has been amended to contain currently dated certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, and are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this report.
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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheets – June 30, 2010 and March 31, 2010 (unaudited)	2

Consolidated Statements of Operations – For the three months ended June 30, 2010 and 2009, and February 28, 2006 (Inception) through June 30, 2010 (unaudited)	3

Consolidated Statements of Stockholders’ Equity – As of and for the three months ended June 30, 2010 (unaudited)	4

Consolidated Statements of Cash Flows – For the three months ended June 30, 2010 and 2009, and February 28, 2006 (Inception) through June 30, 2010 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk.	22

Item 4. Controls and Procedures.	22

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.	23

Item 1A. Risk Factors.	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.	23

Item 3. Defaults Upon Senior Securities.	23

Item 5. Other Information.	23

Item 6. Exhibits.	24

Signature	25

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	March 31, 2010
	(Unaudited)	(Unaudited)
	(As restated)
ASSETS

Current assets:
Cash and cash equivalents	$1,138,553	$1,802,366
Prepaid clinical trial fee	365,000	—
Other current assets	27,922	10,049

Total current assets	1,531,475	1,812,415

Property and equipment, net	527	848
Intangible assets, net	65,819	67,115

Total long-term assets	66,346	67,963

TOTAL ASSETS	$1,597,821	$1,880,378

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$32,532	$94,356
Accrued liabilities	84,669	97,487
Amounts due to related parties	4,500	4,125
Notes payable — related party, net of discount of $3,000 at March 31, 2010	—	22,000

Total current liabilities	121,701	217,968

Commitments and Contingencies (Notes 4 and 5)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,038,268 and 27,987,018 shares issued and outstanding, respectively	28,038	27,987
Additional paid-in capital	27,122,767	24,573,783
Deficit accumulated during the development stage	(25,674,685)	(22,939,360)

Total stockholders’ equity	1,476,120	1,662,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,597,821	$1,880,378

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 28, 2006
	For the Three Months Ended		(Inception) through
	June 30,		June 30, 2010
	2010	2009
	(As restated)	(As restated)	(As restated)

Operating expenses:
General and administrative (including share-based compensation of $2,474,053, $636,973 and $10,335,169, respectively)	$2,734,681	$803,626	$13,068,679
Research and development	—	—	1,132,497
License fee — related party	—	—	5,615,980
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	2,734,681	803,626	20,580,396

Loss from operations	(2,734,681)	(803,626)	(20,580,396)

Non-operating expenses:
Interest income (expense), net	2,356	(470)	(54,891)
Accretion expense on notes payable — related party	(3,000)	(3,000)	(56,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placement — related parties	—	—	(403,350)
Charges for modifications to warrants	—	—	(2,631,686)

Total non-operating expenses	(644)	(3,470)	(5,094,289)

Net loss	$(2,735,325)	$(807,096)	$(25,674,685)

Basic and diluted net loss per share	$(0.10)	$(0.03)

Weighted average shares outstanding — basic and diluted	28,002,746	26,019,055

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances at March 31, 2010	—	$—	27,987,018	$27,987	$24,573,783	$(22,939,360)	$1,662,410
Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	20	49,962		49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation, as restated					2,474,053		2,474,053
Net loss, as restated						(2,735,325)	(2,735,325)

Balances at June 30, 2010 (unaudited), as restated	—	$—	28,038,268	$28,038	$27,122,767	$(25,674,685)	$1,476,120

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 28, 2006
	For the Three Months Ended		(Inception)
	June 30,		Through June 30,
	2010	2009	2010
	(As restated)	(As restated)	(As restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,735,325)	$(807,096)	$(25,674,685)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	—	—	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	2,474,053	636,973	10,335,169
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350
Charges for modifications to warrants	—	—	2,631,686
Accretion expense — related parties	3,000	3,000	56,125
Depreciation and amortization	1,617	1,734	18,531
Contributed rent	—	1,260	19,740
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	(365,000)	—	(365,000)
Other current assets	(17,873)	(15,167)	(30,021)
Accounts payable	(11,842)	(230,438)	238,709
Accrued liabilities	(12,818)	(203,017)	(227,155)
Amounts due to related parties	375	(133,761)	208,382

Net cash used in operating activities	(663,813)	(746,512)	(4,080,268)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	—	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	—	4,285,945
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	—	3,175	13,950

Net cash provided by financing activities	—	3,175	5,249,895

Net increase (decrease) in cash and cash equivalents	(663,813)	(743,337)	1,138,553
Cash and cash equivalents at beginning of period	1,802,366	1,805,395	—

Cash and cash equivalents at end of period	$1,138,553	$1,062,058	$1,138,553

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Three Months Ended
	June 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$—	$1,375

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable converted to common stock	$49,982	$—

Notes payable — related parties converted to common stock	$25,000	$132,000

Issuance of common stock pursuant to cashless exercises of warrants	$—	$126

Discount on convertible note — related party	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION
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
Basis of Presentation
The accompanying unaudited consolidated financial statements are comprised of Omni and its wholly-owned subsidiary, Omni Bio, and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”). The balances as of March 31, 2010 are derived from our audited consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Going Concern
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under anticipated SRAs. As of June 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of June 30, 2010, we had a deficit accumulated from inception of $25.7 million, which included total non-cash charges from inception of approximately $21.5 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
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
NOTE 1A — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
We have restated our consolidated financial statements as of and for the three months ended June 30, 2010 and 2009 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for the 2010 Warrants should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Notes 5 and 7 for the revised calculations of the estimated fair value of the 2010 Warrants.
Additionally, the Company adjusted share-based compensation as originally reported for the three months ended June 30, 2009, the three and six months ended September 30, 2009 and the three and nine months ended December 31, 2009 related to certain Director Warrants that were granted on July 30, 2009 (the “Director 1 Warrants”) These adjustments resulted from the Company reviewing the criteria in ASC 718 for the initial recording of share-based compensation for the Director 1 Warrants where the service inception date and the grant date were different. Based on our review of ASC 718, we determined that the Director 1 Warrants did not meet the criteria for recording share-based compensation prior to the grant date and that the share-based compensation for the Director 1 Warrants that was previously recorded for the three months ended June 30, 2009 should be reversed and recorded in the operating results during the period from July 30, 2009 to March 31, 2010. Accordingly, the adjustments related to the restatements represented below include the net impact of the revised accounting for the Director 1 Warrants (the “Director 1 Warrants Adjustment”) and the revaluation of the Director Warrants (the “Director Warrants Revaluation”) as discussed above.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
The impact of the restatement on the unaudited consolidated financial statements as of and for the three months ended June 30, 2010 is shown in the following (unaudited) tables:

	As reported	Adjustment (1)	As restated
Balance sheet data — June 30, 2010

Additional paid-in capital (1)	$14,710,579	$12,412,188	$27,122,767

Deficit accumulated during the development stage (1)	(13,262,497)	(12,412,188)	(25,674,685)

Total stockholders’ equity	$1,476,120	$—	$1,476,120

	As reported	Adjustment	As restated
Statement of Operations data — For the three months ended June 30, 2010

General and administrative expenses (2)	$776,025	$1,958,656	$2,734,681

Loss from operations	(776,025)	(1,958,656)	(2,734,681)

Net loss	$(776,669)	$(1,958,656)	$(2,735,325)

Basic and diluted net loss per share	$(0.03)	$(0.07)	$(0.10)

	As reported	Adjustment	As restated
Statement of Cash Flows data — For the three months ended June 30, 2010

Net loss	$(776,669)	$(1,958,656)	$(2,735,325)

Share-based compensation	515,397	1,958,656	2,474,053

Net cash used in operating activities	$(663,813)	$—	$(663,813)

The impact of the restatement on the unaudited consolidated financial statements for the three months ended June 30, 2009 is shown in the following (unaudited) tables:

	As reported	Adjustment	As restated
Statement of Operations data — For the three months ended June 30, 2009

General and administrative expenses (2)	$655,952	$147,674	$803,626

Loss from operations	(655,952)	(147,674)	(803,626)

Net loss	$(659,422)	$(147,674)	$(807,096)

Basic and diluted net loss per share	$(0.03)	$—	$(0.03)

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

	As reported	Adjustment	As restated
Statement of Cash Flows data — For the three months ended June 30, 2009

Net loss	$(659,422)	$(147,674)	$(807,096)

Share-based compensation	489,299	147,674	636,973

Net cash used in operating activities	$(746,512)	$—	$(746,512)

(1)	Adjustment includes the restatement effect for both the year ended March 31, 2010 and the three months ended June 30, 2010.

(2)	Includes share-based compensation of $2,474,053 and $636,973 for the three months ended June 30, 2010 and 2009, respectively. For the three months ended June 30, 2009, the adjustments to previously reported share-based compensation were: 1) an increase of $545,840 as a result of the Director Warrants Revaluation and 2) a decrease of $398,166 as a result of the Director 1 Warrants Adjustment.
NOTE 2 — NET LOSS PER SHARE
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
NOTE 3 — PRIVATE PLACEMENT TRANSACTIONS
Private Placement — March 31, 2009
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
NOTE 5 — LICENSE AGREEMENTS AND RELATED MATTERS
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
In consideration for the Bio Holding License, we were obligated to pay Bio Holding within 60 days from the Effective Date a license fee of $25,000, which was paid in November 2009. As additional consideration, we issued to a minority shareholder of Bio Holding warrants to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The warrants expire on September 28, 2014 and contain a cashless exercise provision. Such warrants were subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2011. We estimated the issue date fair value of the warrants at $5,590,980, which was calculated using the Black-Scholes model. The total value ascribed to the Bio Holding License was $5,615,980.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Future royalty payments under license agreements

		Minimum	Milestone	Earned	Sublicense
License Date	Field of Use	Royalties	Royalties	Royalties	Royalties

May 15, 2006	Bacterial Disorders	$25,000 per year starting May 15, 2011	$30,000 to $300,000 (1)	4% of Net Sales	20% to 30%

March 30, 2008	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	$100,000 to $150,000 (2)	4% of Net Sales	20% to 30%

November 12, 2008	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	$25,000 to $200,000 (3)	3% of Net Sales	20% to 30%

September 28, 2009	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.
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
NOTE 6 — STOCKHOLDERS’ EQUITY
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
During the three months ended June 30, 2010, we did not grant any warrants. The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2009 was $2.88.
Share-based compensation recorded for the three months ended June 30, 2010 and 2009 was as follows:

	2010	2009
	(As restated)	(As restated)

Employees and directors	$1,414,172	$619,009
Outside consultants	1,059,881	17,964

	$2,474,053	$636,973

As of June 30, 2010, there was approximately $9.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.2 years.
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value
(As restated)

Outstanding at March 31, 2010	3,243,000	$1.96
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding at June 30, 2010	3,243,000	$1.96	5.4	$25,331,000

Vested and exercisable at June 30, 2010	2,053,000	$1.36	5.1	$17,701,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Restatement
We have restated our consolidated financial statements as of and for the three months ended June 30, 2010 and 2009 related to the Company’s accounting for share-based compensation and other equity-based charges related to the 2010 Warrants. When the 2010 Warrants were issued, an active market for the Company’s common stock did not exist, and as a result, in its application of ASC Topic 718, the Company used alternative valuation methods to calculate the estimated fair value of the 2010 Warrants. Following discussions with the SEC in connection with comments issued by the staff of the SEC, the Company determined that its accounting for share-based compensation should be reviewed. As a result, we reviewed our assumptions and variables used in computing the estimated fair value of the 2010 Warrants under the Black-Scholes pricing model, and have concluded that the common stock price variable in the calculations for these warrant should be revised and be primarily based on the closing price of our common stock as quoted on the Over-the-Counter Bulletin Board (the “OTC price”) on the specific grant dates for each of the respective warrants as opposed to other fair value measurements. See Part I — Item 1 — Notes 5 and 7 for the revised calculations of the estimated fair values of the 2010 Warrants. There was no impact to the Company’s liquidity position as a result of the restatements.
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
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), contingent upon the execution of the Agreement, whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000 to Omni for use in the Clinical Trial as described above. Omni warrants that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.
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

Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement
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
Net loss — For the June 2010 quarter, we reported a net loss of $2,735,325 as compared to a net loss of $807,096 for the June 2009 quarter, an increase of $1,928,229. This increase was primarily attributable to increases in general and administrative expenses of approximately $1,932,000, of which approximately $1,837,000 of this increase was attributable to share-based compensation. We did not report any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses — General and administrative expenses for the June 2010 quarter were $2,734,681, and included $2,474,053 of share-based compensation, as compared to $803,626 in the June 2009 quarter, which included $636,973 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the June 2010 quarter were $260,628 as compared to $166,653 for the June 2009 quarter, an increase of $93,975 or approximately 56%. This increase was primarily due to higher expenses in most expense categories, most notably office rent and public and investor relations (both of which commenced in the three months ended March 31, 2010); business insurance premiums, which increased approximately 300% over the prior year’s policy premiums; and legal fees for both patent filings, the Clinical Trial and related matters, intellectual property work and SEC compliance. Additionally, during the June 2010 quarter, we incurred approximately $29,000 in expenses related to an AAT-indicated, exploratory biohazard project.
Other non-operating expenses — Non-operating expenses for the June 2010 quarter decreased approximately $3,000 versus the June 2009 quarter primarily due to interest income earned in the June 2010 quarter. For the June 2009 quarter, we reported $470 of net interest expense. Accretion expense on the Bathgate Note was $3,000 for both the June 2010 and June 2009 quarters.

Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under anticipated SRAs. As of June 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of June 30, 2010, we had a deficit accumulated from inception of approximately $25.7 million, which included total non-cash charges from inception of approximately $21.5 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
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
Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2010, and concluded that our disclosure controls and procedures were effective as of that date. However, based on the restatements described in Note 1A to the Company’s unaudited consolidated financial statements, our Acting Chief Executive Officer and Chief Financial Officer have subsequently concluded that our disclosure controls and procedures were not effective as of June 30, 2010, and that a material weakness existed with regards to the accounting for share-based compensation and other equity-based charges.
Remediation of the Material Weakness
To remediate the aforementioned material weakness, management intends to utilize outside technical accounting and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based compensation. In addition, we have restated our consolidated financial statements for the quarterly periods ended September 30, 2009 and December 31, 2009, the fiscal year ended March 31, 2010 and the quarterly period ended June 30, 2010 with regards to the accounting for share-based compensation and other equity-based charges.

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
Item 3. Defaults Upon Senior Securities.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.

EXHIBIT #	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3	Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.1	Investigational Site Agreement with the Regents of the University of Colorado, The Barbara Davis Center and Dr. Peter Gottlieb dated June 7, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)

10.2	Material Transfer Agreement with Baxter Healthcare Corporation dated March 19, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

32.2	Certification of Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
November 9, 2010	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)