Form 10-Q
period 2010-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2010-11-15
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of October 29, 2010 was 28,045,496

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2010 and March 31, 2010 (unaudited)	2

Consolidated Statements of Operations — For the three months ended September 30, 2010 and 2009 (unaudited)	3

Consolidated Statements of Operations — For the six months ended September 30, 2010 and 2009, and February 28, 2006 (Inception) through September 30, 2010 (unaudited)	4

Consolidated Statements of Stockholders’ Equity — As of and for the six months ended September 30, 2010 (unaudited)	5

Consolidated Statements of Cash Flows — For the six months ended September 30, 2010 and 2009, and February 28, 2006 (Inception) through September 30, 2010 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	19

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3. Defaults Upon Senior Securities	21

Item 5. Other Information	21

Item 6. Exhibits	22

Signature	23

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2010	March 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$746,226	$1,802,366
Prepaid clinical trial fee	365,000	—
Other current assets	39,178	10,049

Total current assets	1,150,404	1,812,415

Property and equipment, net	—	848
Intangible assets, net	64,523	67,115

Total long-term assets	64,523	67,963

TOTAL ASSETS	$1,214,927	$1,880,378

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$6,389	$94,356
Accrued liabilities	66,250	97,487
Amounts due to related parties	3,750	4,125
Notes payable – related party, net of discount of $3,000 at March 31, 2010	—	22,000

Total current liabilities	76,389	217,968

Commitments and Contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,045,496 and 27,987,018 shares issued and outstanding, respectively	28,045	27,987
Additional paid-in capital	29,499,609	24,573,783
Deficit accumulated during the development stage	(28,389,116)	(22,939,360)

Total stockholders’ equity	1,138,538	1,662,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,214,927	$1,880,378

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2010	2009

Operating expenses:
General and administrative (including share-based compensation of $2,376,849 and $697,842, respectively)	$2,632,820	$915,522
License fee – related party	—	5,615,980
Research and development	82,889	—

Total operating expenses	2,715,709	6,531,502

Loss from operations	(2,715,709)	(6,531,502)

Non-operating income (expenses):
Interest income (expense), net	1,278	1,099
Accretion expense on notes payable – related party	—	(3,000)

Total non-operating income (expenses)	1,278	(1,901)

Net loss	$(2,714,431)	$(6,533,403)

Basic and diluted net loss per share	$(0.10)	$(0.28)

Weighted average shares outstanding — basic and diluted	28,042,982	26,589,678

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended		February 28, 2006
	September 30,		(Inception) through
	2010	2009	September 30, 2010

Operating expenses:
General and administrative (including share-based compensation of $4,850,902, $1,334,815 and $12,712,018, respectively)	$5,367,501	$1,719,148	$15,701,499
License fee – related party	—	5,615,980	5,615,980
Research and development	82,889	—	1,215,386
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	5,450,390	7,335,128	23,296,105

Loss from operations	(5,450,390)	(7,335,128)	(23,296,105)

Non-operating income (expenses):
Interest income (expense), net	3,634	629	(53,613)
Accretion expense on notes payable – related party	(3,000)	(6,000)	(56,125)
Charges for warrants issued in merger – related parties	—	—	(1,948,237)
Charge for warrants issued in private placement – related parties	—	—	(403,350)
Charges for modifications to warrants	—	—	(2,631,686)

Total non-operating income (expenses)	634	(5,371)	(5,093,011)

Net loss	$(5,449,756)	$(7,340,499)	$(28,389,116)

Basic and diluted net loss per share	$(0.19)	$(0.29)

Weighted average shares outstanding — basic and diluted	28,022,974	26,305,926

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Uuaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances at March 31, 2010	—	$—	27,987,018	$27,987	$24,573,783	$(22,939,360)	$1,662,410
Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	20	49,962		49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					4,850,902		4,850,902
Common stock purchase warrants exercised cashless at weighted average exercise price of $3.13 per share)			7,228	7	(7)		—
Net loss						(5,449,756)	(5,449,756)

Balances at September 30, 2010	—	$—	28,045,496	$28,045	$29,499,609	$(28,389,116)	$1,138,538

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		February 28, 2006
	September 30,		(Inception) Through
	2010	2009	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,449,756)	$(7,340,499)	$(28,389,116)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license – related party	—	5,590,980	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	4,850,902	1,334,815	12,712,018
Accretion expense – related parties	3,000	6,000	56,125
Charge for warrants issued in merger transaction – related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction – related parties	—	—	403,350
Charges for modifications to warrants	—	—	2,631,686
Depreciation and amortization	3,440	3,352	20,354
Contributed rent	—	2,520	19,740
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	(365,000)		(365,000)
Other current assets	(29,129)	(5,906)	(41,277)
Accounts payable	(37,985)	(167,803)	212,566
Amounts due to UCD under sponsored research agreement	—	(160,000)	—
Accrued liabilities and accrued compensation and related benefits and taxes	(31,237)	(212,470)	(245,574)
Amounts due to related parties	(375)	(109,136)	207,632

Net cash used in operating activities	(1,056,140)	(1,058,147)	(4,472,595)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	—	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	—	4,285,945
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	—	3,950	13,950

Net cash provided by financing activities	—	3,950	5,249,895

Net increase (decrease) in cash and cash equivalents	(1,056,140)	(1,054,197)	746,226
Cash and cash equivalents at beginning of period	1,802,366	1,805,395	—

Cash and cash equivalents at end of period	$746,226	$751,198	$746,226

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Six Months Ended
	September 30,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$750	$1,750

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Note payable – related party converted to common stock	$25,000	$132,000

Issuance of common stock pursuant to cashless exercises of warrants	$—	$880

Accounts payable converted to common stock	$49,982	$—

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
We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 Antitrypsin (“AAT”). We are currently focusing on four areas: bacterial disorders, viral disorders, complications due to graft rejection and diabetes. We are the licensee of three patent portfolios from the University of Colorado Denver (“UCD”), which are comprised of one issued and 21 pending patent applications. In addition, we have received two notices of allowance related to filed patent applications.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Going Concern
The accompanying consolidated financial statements have been prepared in conformity with US GAAP and contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under SRAs. As of September 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of September 30, 2010, we had a deficit accumulated from inception of $28.4 million, which included total non-cash charges from inception of approximately $23.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
As disclosed in previously filings, we do not expect to generate revenue during the foreseeable future. Accordingly, we will need to raise additional capital over the next several months to cover operating expenses and SRA payments. We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets and potentially from existing shareholders. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and cover our operating expenses.
Recently Issued Accounting Standard Updates
We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and we do not expect that any will have a material impact on our future consolidated financial statements.
NOTE 2 — NET LOSS PER SHARE
Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. As of September 30, 2010, potentially dilutive securities were comprised of 11,557,992 common stock purchase warrants. As of September 30, 2009, potentially dilutive securities were comprised of 9,730,500 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable with a related party.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 — LICENSE AGREEMENTS AND RELATED MATTERS
Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (“RUC”) on behalf of UCD covering patent applications directed to treatment and/or prevention of bacterial disorders. Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia. Concurrently, we entered into a three year SRA with UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”). We have satisfied all financial commitments under the Bacterial SRA.
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
On August 18, 2010, Omni and RUC entered into an SRA whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA is being executed pursuant to the Viral License. The Viral SRA will terminate on August 17, 2012 unless extended or renewed in writing by both Omni and RUC, or otherwise terminated prior to August 17, 2012 in accordance with the terms of the Viral SRA. Omni is obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. On August 18, 2010, we made the first quarterly payment of approximately $55,000. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to UCD and UCD will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted to Omni an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions.
Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection (the “Cellular Transplant License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe. As of September 30, 2010, we had not executed an SRA under the Cellular Transplant License.
Diabetes License Agreement and Sponsored Research Agreement
On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes. We also agreed to enter into an SRA with UCD for $88,000. Dr. Leland Shapiro, who is one of our Principal Investigators and the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.
On September 3, 2010 and pursuant to the Diabetes License, Omni and RUC executed an SRA (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either Omni or UCD or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period, and we made the first payment in September 2010 in the amount of $28,000.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Type 1 Diabetes Clinical Trial
On June 7, 2010, Omni executed an Investigational Site Agreement (the “ISA”), whereby Omni agreed to fund a clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. In June 2010, we made a prepayment of $365,000, which we recorded as a prepaid asset under the caption of “Prepaid clinical trial fee” on our consolidated balance sheet. We expect to expense the costs of the Clinical Trial as research and development costs at the time that patient infusions commence.
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), whereby, contingent upon the execution of the ISA, Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000, to Omni for use in the Clinical Trial as described above. Pursuant to the Material Transfer Agreement, Omni warranted that the Clinical Trial will be conducted under either a waiver to an Investigational New Drug Application or an Investigational New Drug Application (“IND”) filed with the United States Food and Drug Administration (“FDA”) by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.
NOTE 4 — STOCKHOLDERS’ EQUITY
In April 2010, we settled a liability for legal services in the amount of $49,982 in exchange for 20,000 shares of our common stock and a warrant to purchase 20,000 shares of our common stock at $3.75 per share. The pricing of the common stock and warrant consideration was consistent with the terms of a private equity offering that was completed in December 2009 and January 2010. The warrants expire on April 30, 2015.
On June 30, 2010, a note with a related party in the amount of $25,000 was converted into 31,250 shares of our common stock under the terms of the note.
NOTE 5 — SHARE-BASED COMPENSATION
From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants. We account for share-based compensation to employees and directors in accordance with the fair-value method prescribed in ASC Topic 718 Compensation — Stock Compensation (“ASC 718”). The fair value of each warrant award was estimated on the date of grant using the Black-Scholes pricing model based on assumptions noted in the following table. Historically, the expected life of a warrant has been equal to its contractual term. Further, for warrants granted to directors and officers, vested warrants are not forfeited in the circumstance of disassociation with the Company. Expected volatility was estimated based on comparisons of stock price volatility of “peer group,” publicly-traded companies and analysis of our own stock trading volume and price volatility for the fiscal year ended March 31, 2010. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
We did not issue any warrants during the six months ended September 30, 2010. The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the six months ended September 30, 2009 was $3.23.
The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the six months ended September 30, 2009:

September 30, 2009

Expected life (years)	5.0 to 7.0
Expected volatility	100%
Risk-free interest rate	1.86 to 3.37%
Dividend yield	0%
Share-based compensation recorded for the three and six months ended September 30, 2010 and 2009 was as follows:

	Three months ended September 30,		Six months ended September 30,
	2010	2009	2010	2009

Employees, former employees and directors	$1,316,970	$679,878	$2,731,142	$1,298,887
Outside consultants	1,059,879	17,964	2,119,760	35,928

	$2,376,849	$697,842	$4,850,902	$1,334,815

As of September 30, 2010, there was approximately $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.4 years.
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the six months ended September 30, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value

Outstanding at March 31, 2010	3,243,000	$1.96
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—

Outstanding at September 30, 2010	3,243,000	$1.96	5.1	$9,516,000

Vested and exercisable at September 30, 2010	2,283,000	$1.53	3.6	$7,896,000

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
A summary of the investor and placement agent warrants outstanding and vested at September 30, 2010 is as follows:

Number of Warrants	Exercise Price
935,000	$0.25
3,890,000	$0.50
1,877,500	$1.00
74,116	$2.50
650,000	$3.00
888,376	$3.75

8,314,992

NOTE 6 — SUBSEQUENT EVENT — RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS
On October 8, 2010, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the Company’s accounting for share-based compensation related to: 1) common stock purchase warrants granted to officers, directors and consultants during the period from July 30, 2009 to March 31, 2010 (the “Director Warrants”); 2) a common stock purchase warrant issued on September 28, 2009 in conjunction with a licensing agreement with Bio Holding (the “Bio Holding Warrant”); and 3) a modification of an investor warrant in October 2009 (the “Modified Warrant,” and together with the Director Warrants and the Bio Holding Warrant, the “2010 Warrants”) required adjustment. As a result, the Audit Committee concluded that the Company’s consolidated financial statements and reports filed with the SEC for the fiscal year ended March 31, 2010 and the fiscal quarters ended June 30, 2009, September 30, 2009, December 31, 2009 and June 30, 2010 should not be relied upon and should be restated.
The Company filed amendments to restate its Annual Report on Form 10-K for the year ended March 31, 2010 and each of its Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009, December 31, 2009 and June 30, 2010 (which included the restatements for the quarterly period ended June 30, 2009). The restated financials included the recording of additional share-based compensation and other equity-based charges based on revisions in the calculations of the estimated fair value of the 2010 Warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to secure adequate financing for our operations; our ability to successfully develop new products and services for new markets; the impact of competition on potential future revenues; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item. 1A “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 (the “2010 Form 10-K”) and additional risk factors set forth under Part II — Item 1A of this report.
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
Restatement of Certain Financial Information
On October 8, 2010, the Audit Committee (the “Audit Committee”) of the Board of Directors of the Company, in consultation with the Company’s management, concluded that the Company’s accounting for share-based compensation related to: 1) common stock purchase warrants granted to officers, directors and consultants during the period from July 30, 2009 to March 31, 2010 (the “Director Warrants”); 2) a common stock purchase warrant issued in conjunction with a licensing agreement with Bio Holding (the “Bio Holding Warrant”); and 3) a modification of an investor warrant (the “Modified Warrant,” and together with the Director Warrants and the Bio Holding Warrant, the “2010 Warrants”) required adjustment. As a result, the Audit Committee concluded that the Company’s consolidated financial statements and reports filed with the SEC for the fiscal year ended March 31, 2010 and the fiscal quarters ended June 30, 2009, September 30, 2009, December 31, 2009 and June 30, 2010 should not be relied upon and should be restated.
The Company filed amendments to restate its Annual Report on Form 10-K for the year ended March 31, 2010 and each of its Quarterly Reports on Form 10-Q for the quarterly periods ended September 30, 2009, December 31, 2009 and June 30, 2010 (which included the restatements for the quarterly period ended June 30, 2009). The restated financials included the recording of additional share-based compensation and other equity-based charges based on revisions in the calculations of the estimated fair value of the 2010 Warrants.

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
To date, our business efforts have been largely dedicated to pursue additional capital in order to fund Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disease treatments, viral disease treatments and cellular transplantation/graft rejection and diabetes, and to fund a clinical trial for Type 1 diabetics.
Current Scientific Developments
Clinical Trial on Type 1 Diabetes
On June 7, 2010, Omni, the Regents of the University of Colorado (“RUC”) and The Barbara Davis Center (collectively with RUC, the “Institution”), and Dr. Peter Gottlieb (the “Principal Investigator”) (the Institution and the Principal Investigator collectively referred to as the “Site”) entered into an Investigational Site Agreement (the “ISA”), whereby the Institution, acting on behalf of Omni, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients and is being conducted pursuant to an Investigational New Drug Application (the“IND”) granted to Omni by the United States Food and Drug Administration (“FDA”). The IND allows for the Clinical Trial to include up to 50 patients. Base costs, which include the enrollment fee and other incidental charges for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. Any increase in the patient size of the Clinical Trial would require Omni to raise additional capital. In June 2010, we made a prepayment of $365,000 upon execution of the Agreement.
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), contingent upon the execution of the ISA, whereby Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000, to Omni for use in the Clinical Trial as described above. Omni warranted that the Clinical Trial will be conducted under either a waiver to an IND or an IND filed with the FDA by Omni. Under the Material Transfer Agreement, Omni is responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Clinical Trial. Omni is required to prepare for Baxter a summary of the information and results generated by the Clinical Trial upon its completion.
In October 2010, the first patient in the Clinical Trial was infused with AAT, and we expect that additional patients will be infused in the near term.

Bacterial License and Associated Sponsored Research Agreement
We have completed all of our payments under this SRA. Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the United States Patent and Trade Office (“USPTO”) as well as certain international offices.
Viral License and Associated Viral Sponsored Research Agreement
We are continuing to pursue patent rights based on our patent applications directed to treating viral-related disorders with the USPTO.
On August 18, 2010, Omni and RUC entered into an SRA whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA is being executed pursuant to the Viral License. The Viral SRA will terminate on August 17, 2012 unless extended or renewed in writing by both Omni and RUC, or otherwise terminated prior to August 17, 2012 in accordance with the terms of the Viral SRA. Omni is obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. On August 18, 2010, we made the first quarterly payment of approximately $55,000. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to UCD and UCD will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted to Omni an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions.
Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement
We have not executed an SRA related to this license and would need to raise additional capital in order to fund it. Additionally, we are continuing to pursue patent rights based on our patent applications directed to related cellular transplant/graft rejection with the USPTO as well as certain international offices.
Diabetes License Agreement and Sponsored Research Agreement
On September 28, 2009, we entered into a license agreement with Bio Holding to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes. We also agreed to enter into an SRA with UCD for $88,000. Dr. Leland Shapiro, who is one of our Principal Investigators and the beneficial owner of approximately 14% of our common stock, is the majority shareholder of Bio Holding.
On September 3, 2010 and pursuant to the Diabetes License, Omni and RUC executed an SRA (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either Omni or UCD or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period commencing in September 2010, and we made the first payment in September 2010 in the amount of $28,000.
Results of Operations — For the Three Months Ended September 30, 2010 Compared to the Three Months Ended September 30, 2009
The following discussion relates to our operations for the three months ended September 30, 2010 (the “September 2010 quarter”) as compared to the three months ended September 30, 2009 (the “September 2009 quarter”).
Net loss — For the September 2010 quarter, we reported a net loss of $2,714,431 as compared to a net loss of $6,533,403 for the June 2009 quarter, a decrease of $3,818,972. This decrease was attributable to decreases in general and administrative expenses and an operating expense related to a license fee. These variances are further discussed below. We did not report any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.

General and administrative expenses - General and administrative expenses for the September 2010 quarter were $2,632,820, and included $2,376,849 of share-based compensation, as compared to $915,522 in the September 2009 quarter, which included $697,842 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the September 2010 quarter were $255,971 as compared to $217,680 for the September 2009 quarter, an increase of $38,291 or approximately 18%. This increase was primarily due to higher expenses in most expense categories, most notably office rent and public and investor relations (both of which commenced in the three months ended March 31, 2010); business insurance premiums, which increased approximately 300% over the prior year’s policy premiums; and legal fees for the Clinical Trial and related matters and intellectual property work, including patent filings.
License fee — related party -During the September 2009 quarter, we executed the Diabetes License. The total value ascribed to the license agreement was $5,615,980, which was expensed during the September 2009 quarter. The license fee was comprised of a cash payment of $25,000 and a warrant to purchase 650,000 shares of our common stock, which was valued using the Black-Scholes model in the amount of $5,590,980.
Non-operating income (expense) — For the September 2010 quarter, non-operating income was comprised of interest income of $1,278. For the September 2009 quarter, non-operating expense, net of non-operating income, was comprised of accretion expense of $3,000 on a note with a related party and interest income of $1,099.
Results of Operations — For the Six Months Ended September 30, 2010 Compared to the Six Months Ended September 30, 2009
The following discussion relates to our operations for the six months ended September 30, 2010 (the “September 2010 period”) as compared to the six months ended September 30, 2009 (the “September 2009 period”).
Net loss — For the September 2010 period, we reported a net loss of $5,449,756 as compared to a net loss of $7,340,499 for the September 2009 period, a decrease of $1,890,743. This decrease was attributable to decreases in general and administrative expenses and an operating expense related to a license fee. These variances are further discussed below.
General and administrative expenses — General and administrative expenses for the September 2010 period were $5,367,501, and included $4,850,902 of share-based compensation, as compared to $1,719,148 in the September 2009 period, which included $1,334,815 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the September 2010 period were $516,599 as compared to $384,333 for the September 2009 period, an increase of $132,266 or approximately 34%. This increase was primarily due to higher expenses in most expense categories, most notably office rent and public and investor relations (both of which commenced in the three months ended March 31, 2010); business insurance premiums, which increased approximately 300% over the prior year’s policy premiums; and legal fees for the Clinical Trial and related matters, intellectual property work, including patent filings, and SEC compliance.
License fee — related party — During the September 2009 period, we executed the Diabetes License. The total value ascribed to the license agreement was $5,615,980, which was expensed during the September 2009 period. The license fee was comprised of a cash payment of $25,000 and a warrant to purchase 650,000 shares of our common stock, which was valued using the Black-Scholes model in the amount of $5,590,980.
Non-operating income (expense) — For the September 2010 period, non-operating income, net of non-operating expense, was $634 and was comprised of interest income of $3,634 and accretion expense of $3,000 on a note with a related party. For the September 2009 period, non-operating expense, net of non-operating income, was $5,371 and was comprised of accretion expense of $6,000 on a note with a related party and interest income of $629.

Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP and contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development under SRAs. As of September 30, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of September 30, 2010, we had a deficit accumulated from inception of approximately $28.4 million, which included total non-cash charges from inception of approximately $23.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at September 30, 2010, March 31, 2010 and September 30, 2009 were approximately $0.7 million, $1.8 million and $0.7 million, respectively.
Cash Flows from Operating Activities
For the September 2010 period, net cash used in operations was $1,056,140. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $516,599, the initial prepayment of $365,000 related to the Clinical Trial and research and development expense of $82,889. For the September 2009 period, net cash used in operations was $1,058,147. The primary uses of cash from operations for the September 2009 period were general and administrative expenses excluding share-based compensation, which totaled $384,333, research and development expense of $160,000 and reductions in accounts payable, accrued liabilities and amounts due to related parties, which totaled approximately $489,000. The significant decrease in these liabilities was a result of a significant pay-down on these liabilities, which had largely been incurred through March 31, 2009 because the Company had negligible cash on hand at that time to settle liabilities on reasonable and, as applicable, contractual payment terms.
Cash Flows from Investing Activities
For the September 2010 and September 2009 periods, we did not generate or expend cash from investing activities.
Cash Flows from Financing Activities
For the September 2010 period, we did not generate or expend cash from financing activities. For the September 2009 period, we generated $3,950 of cash from financing activities from the exercises of common stock purchase warrants.

Current Liquidity and Anticipated Cash Commitments
We are currently obligated to fund the Viral SRA, which has remaining payments due of approximately $400,000, payable quarterly through August 2012, and the Diabetes SRA, which has remaining payments due of $60,000, payable over the next 12 months. We have further commitments under the Clinical Trial, which we estimate in the range of approximately $400,000 to $450,000 and that are likely payable during the first half of calendar year 2011. As of September 30, 2010, we have cash available to fund the Clinical Trial and, based on current operating levels, to fund amounts due under the Viral SRA and general operating expenses through approximately February 2011. As disclosed in previously filings, we do not expect to generate revenue during the foreseeable future. Accordingly, we will need to raise additional capital over the next several months to cover operating expenses and SRA payments. We currently are pursuing various avenues to obtain additional capital including the sale of equity or debt securities and the potential exercise of outstanding common stock purchase warrants. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and cover our operating expenses.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K. The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the computation of share-based compensation; capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in qualitative and quantitative disclosures about market risk previously disclosed in our 2010 Form 10-K.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on the restatements described in this report, our Acting Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2010, and that a material weakness existed with regards to the accounting for share-based compensation and other equity-based charges.

Remediation of the Material Weakness
To remediate the aforementioned material weakness, management intends to utilize outside technical accounting and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based compensation. In addition, we have restated our consolidated financial statements for the quarterly periods ended June 30, 2009, September 30, 2009 and December 31, 2009, the fiscal year ended March 31, 2010 and the quarterly period ended June 30, 2010 with respect to the accounting for share-based compensation and other equity-based charges.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION.
Item 1. Legal Proceedings.
We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.
Item 1A. Risk Factors.
Other than as set forth below, as of the date of this filing, there have been no material changes or updates to the risk factors previously disclosed in the “Risk Factors” section of our 2010 Form 10-K/A.
If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, financial condition and stock price.
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be reevaluated frequently. Our failure to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, financial condition and cash flows, and could cause the trading price of our common stock to decline. We had a material weakness in our disclosure controls and procedures as of June, 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 as a result of our improper accounting for share-based compensation and other equity-based charges. As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer determined that, as of the aforementioned periods, our disclosure controls and procedures and internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting in accordance with GAAP.

The restatement of our financial statements and other reports filed with the SEC has subjected the Company to additional costs and additional risks and uncertainties.
As previously disclosed in a Form 8-K/A filed with the SEC on October 25, 2010 and as discussed in this Quarterly Report, we have restated our previously issued financial statements for the year ended March 31, 2010 and each of the quarters ended June 30, 2009, September 30, 2009, December 31, 2009, and June 30, 2010. This restatement has subjected the Company to unanticipated costs in the form of accounting, legal and filing fees, in addition to the substantial diversion of time and attention of the Company’s Audit Committee, its Chief Financial Officer and other executive officers in dealing with the restatements. Although the restatements are complete, the Company can give no assurance that it will not incur additional costs associated with the restatements. The restatements also may lead to claims from shareholders and regulators, which may subject the Company to significant costs and diversion of management time.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the quarterly period ended September 30, 2010, an investor exercised common stock purchase warrants under cashless exercise provisions. The following table represents the net shares surrendered in these cashless warrant exercises.

ISSUER PURCHASES OF EQUITY SECURITIES
(d) Maximum Number
			(c) Total Number of	(or Approximate
			Shares (or Units)	Dollar Value) of
			Purchased as Part	Shares (or Units) that
	(a) Total Number	(b) Average Price	of Publicly	May Yet Be Purchased
	of Shares (or	Paid per Share	Announced Plans	Under the Plans or
Period	Units) Purchased	(or Unit)	or Programs	Programs)

July 1 – July 31, 2010	—	$—	—	—

August 1 – August 31, 2010	3,392	$9.79	—	—

September 1 – September 30, 2010	—	$—	—	—

Total	3,392	$9.79	—	—

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

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.1
Sponsored Research Agreement between Omni Bio Operating, Inc. and the Regents of the University of Colorado dated August 18, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on August 24, 2010)

10.2
Sponsored Research Agreement between Omni Bio Operating, Inc. and the Regents of the University of Colorado dated September 3, 2010 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 9, 2010)

31.1	Certification of Acting Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Acting Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
November 15, 2010	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)