Form 10-Q
period 2010-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2011-01-21
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended December 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of January 14, 2011 was 28,980,496.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets (unaudited) —December 31, 2010 and March 31, 2010	2

Consolidated Statements of Operations (unaudited) — For the three months ended December 31, 2010 and 2009	3

Consolidated Statements of Operations (unaudited)— For the nine months ended December 31, 2010 and 2009, and February 28, 2006 (Inception) through December 31, 2010	4

Consolidated Statements of Stockholders’ Equity (unaudited) — As of and for the nine months ended December 31, 2010	5

Consolidated Statements of Cash Flows (unaudited) — For the nine months ended December 31, 2010 and 2009, and February 28, 2006 (Inception) through December 31, 2010	6

Notes to Consolidated Financial Statements (unaudited)	8

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	20

Item 4. Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 6. Exhibits	21

Signature	22

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

Part I. FINANCIAL INFORMATION
Item 1. Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	December 31, 2010	March 31, 2010

ASSETS
Current assets:
Cash and cash equivalents	$616,101	$1,802,366
Prepaid clinical trial fee	173,716	—
Other current assets	66,071	10,049

Total current assets	855,888	1,812,415

Property and equipment, net	—	848
Intangible assets, net	63,227	67,115

Total long-term assets	63,227	67,963

TOTAL ASSETS	$919,115	$1,880,378

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$3,400	$94,356
Accrued liabilities	113,166	97,487
Amounts due to related parties	3,750	4,125
Notes payable — related party, net of discount of $3,000 at March 31, 2010	—	22,000

Total current liabilities	120,316	217,968

Commitments and Contingencies (Note 3)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,980,496 and 27,987,018 shares issued and outstanding, respectively	28,980	27,987
Additional paid-in capital	30,499,990	24,573,783
Deficit accumulated during the development stage	(29,730,171)	(22,939,360)

Total stockholders’ equity	798,799	1,662,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$919,115	$1,880,378

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	December 31,
	2010	2009

Operating expenses:
General and administrative (including share-based compensation of $779,178 and $2,317,780, respectively)	$1,115,316	$2,551,157
Research and development	226,451	—

Total operating expenses	1,341,767	2,551,157

Loss from operations	(1,341,767)	(2,551,157)

Non-operating income (expenses):
Interest income (expense), net	712	1,063
Accretion expense on notes payable — related party	—	(3,000)
Charge for modification to investor warrant		(2,479,000)

Total non-operating income (expenses)	712	(2,480,937)

Net loss	$(1,341,055)	$(5,032,094)

Basic and diluted net loss per share	$(0.05)	$(0.19)

Weighted average shares outstanding — basic and diluted	28,310,550	27,073,918

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 28, 2006
	For the Nine Months Ended		(Inception) through
	December 31,		December 31, 2010
	2010	2009

Operating expenses:
General and administrative (including share-based compensation of $5,630,080, $3,652,595 and $13,491,196, respectively)	$6,482,817	$4,270,305	$16,816,815
License fee — related party	—	5,615,980	5,615,980
Research and development	309,340	—	1,441,837
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	6,792,157	9,886,285	24,637,872

Loss from operations	(6,792,157)	(9,886,285)	(24,637,872)

Non-operating income (expenses):
Interest income (expense), net	4,346	1,692	(52,901)
Accretion expense on notes payable — related party	(3,000)	(9,000)	(56,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placement — related parties	—	—	(403,350)
Charges for modifications to warrants	—	(2,479,000)	(2,631,686)

Total non-operating income (expenses)	1,346	(2,486,308)	(5,092,299)

Net loss	$(6,790,811)	$(12,372,593)	$(29,730,171)

Basic and diluted net loss per share	$(0.24)	$(0.47)

Weighted average shares outstanding — basic and diluted	28,119,181	26,568,854

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Uuaudited)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances at March 31, 2010	—	$—	27,987,018	$27,987	$24,573,783	$(22,939,360)	$1,662,410
Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	20	49,962		49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					5,630,080		5,630,080
Common stock purchase warrants exercised cashless (at weighted average exercise price of $3.13 per share)			7,228	7	(7)		—
Common stock purchase warrants exercised at exercise price of $0.25 per share, net of placement agent fees			935,000	935	221,203		222,138
Net loss						(6,790,811)	(6,790,811)

Balances at December 31, 2010	—	$—	28,980,496	$28,980	$30,499,990	$(29,730,171)	$798,799

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 28, 2006
	For the Nine Months Ended		(Inception) Through
	December 31,		December 31, 2010
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,790,811)	$(12,372,593)	$(29,730,171)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	—	5,590,980	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	5,630,080	3,652,595	13,491,196
Accretion expense — related parties	3,000	9,000	56,125
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350
Charges for modifications to warrants	—	2,479,000	2,631,686
Depreciation and amortization	4,736	4,969	21,650
Contributed rent	—	3,780	19,740
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	(173,716)	—	(173,716)
Other current assets	(56,022)	4,833	(68,170)
Accounts payable	(40,974)	(169,629)	209,577
Amounts due to UCD under sponsored research agreement	—	(241,000)	—
Accrued liabilities and accrued compensation and related benefits and taxes	15,679	(198,227)	(198,658)
Amounts due to related parties	(375)	(133,761)	207,632

Net cash used in operating activities	(1,408,403)	(1,370,053)	(4,824,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	—	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of common stock	—	351,000	4,285,945
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	222,138	3,950	236,088

Net cash provided by financing activities	222,138	354,950	5,472,033

Net increase (decrease) in cash and cash equivalents	(1,186,265)	(1,015,103)	616,101
Cash and cash equivalents at beginning of period	1,802,366	1,805,395	—

Cash and cash equivalents at end of period	$616,101	$790,292	$616,101

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
(Unaudited)

	For the Nine Months Ended
	December 31,
	2010	2009
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$750	$1,750

Income taxes	$—	$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Notes payable — related parties converted to common stock	$25,000	$132,000

Issuance of common stock purchase warrants to related party pursuant to private placement transaction	7	$69,962

Issuance of common stock pursuant to cashless exercises of warrants	$—	$1,172

Accounts payable converted to common stock	$49,982	$—

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
We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We are currently focusing on four areas: diabetes, bacterial disorders, viral disorders and complications due to graft rejections. We are the licensee of three patent portfolios from the University of Colorado Denver (“UCD”), which are comprised of three issued and 19 pending patent applications. In addition, we have received two notices of allowance related to filed patent applications.
To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) to further our licenses regarding diabetes, bacterial disorders viral disorders and cellular transplantation/graft rejection and to fund clinical trials in these indications as deemed appropriate. Since inception, we have not generated any revenues from our operations.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Going Concern
The accompanying consolidated financial statements have been prepared in conformity with US GAAP and contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts under SRAs and a clinical trial. As of December 31, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of December 31, 2010, we had a deficit accumulated from inception of approximately $29.7 million, which included total non-cash charges from inception of approximately $24.7 million related to share-based compensation and other equity-based charges. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
As disclosed in previously filings, we do not expect to generate revenue during the foreseeable future. Accordingly, we will need to raise additional capital over the next several months to cover operating expenses and SRA payments. We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets and potentially from existing shareholders. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses.
In December 2010, we raised approximately $222,000 of cash, net of placement agent fees of $11,612, from the exercise of common stock purchase warrants at an exercise price of $0.25 per share. Pursuant to the warrant exercises, we issued a total of 935,000 shares of our common stock. These warrants were originally sold to outside investors in the private placement transaction that we completed in March 2009.
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
As of December 31, 2010, potentially dilutive securities were comprised of 10,622,992 common stock purchase warrants. As of December 31, 2009, potentially dilutive securities were comprised of 10,750,200 common stock purchase warrants and 25,000 shares issuable upon conversion of a note payable with a related party.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 3 — LICENSE AGREEMENTS AND RELATED MATTERS
Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with the Regents of the University of Colorado (“RUC”) on behalf of UCD covering patent applications directed to treatment and/or prevention of bacterial disorders. Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia. Concurrently, we entered into a three year SRA with UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”). We have satisfied all financial commitments under the Bacterial SRA. We are currently pursuing expanded patent rights based on our licensed technology directed to treating bacterial-related disorders with the United States Patent and Trademark Office (“USPTO”) and certain international patent offices.
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
On August 18, 2010, Omni and RUC entered into an SRA whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA is being executed pursuant to the Viral License. The Viral SRA will terminate on August 17, 2012 unless extended or renewed in writing by both Omni and RUC, or otherwise terminated prior to August 17, 2012 in accordance with the terms of the Viral SRA. Omni is obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to UCD, and UCD will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted Omni an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions.
Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection (the “Cellular Transplant License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and certain international patent offices. As of December 31, 2010, we had not executed an SRA under the Cellular Transplant License.
Diabetes License Agreement and Sponsored Research Agreement
On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes. Dr. Leland Shapiro, who is one of our Principal Investigators and currently, the beneficial owner of approximately 13% of our common stock, is the majority shareholder of Bio Holding.
On September 3, 2010 and pursuant to the Diabetes License, Omni and RUC executed an SRA (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either Omni or UCD or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Type 1 Diabetes Clinical Trial
On June 7, 2010, Omni executed an Investigational Site Agreement (the “ISA”), whereby Omni agreed to fund a clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. In June 2010, we made a prepayment of $365,000, which we recorded as a prepaid asset under the caption of “Prepaid clinical trial fee” on our consolidated balance sheet. For the three months ended December 31, 2010, we recorded approximately $191,000 of research and development expense related to the Clinical Trial. This amount was calculated based on the number of patients infused during the three months ended December 31, 2010 multiplied by the estimated Clinical Trial cost per patient.
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
In December 2010, we raised approximately $222,000 of cash, net of placement agent fees of $11,612, from the exercise of common stock purchase warrants at an exercise price of $0.25 per share. Pursuant to the warrant exercises, we issued a total of 935,000 shares of our common stock.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
We did not issue any warrants during the nine months ended December 31, 2010. The weighted average grant date fair value of warrants issued to employees, directors and consultants under share-based compensation agreements for the nine months ended December 31, 2009 was $7.59.
The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted during the nine months ended December 31, 2009:

December 31, 2009

Expected life (years)	5.0 to 7.0
Expected volatility	100%
Risk-free interest rate	1.86 to 3.37%
Dividend yield	0%
Share-based compensation recorded for the three and nine months ended December 31, 2010 and 2009 was as follows:

	Three months ended December 31,		Nine months ended December 31,
	2010	2009	2010	2009

Employees, former employees and directors	$779,178	$1,798,270	$3,510,320	$3,097,157
Outside consultants	—	519,510	2,119,760	555,438

	$779,178	$2,317,780	$5,630,080	$3,652,595

As of December 31, 2010, there was approximately $5.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.1 years.
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the nine months ended December 31, 2010 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value

Outstanding at March 31, 2010	3,243,000	$1.96
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—

Outstanding at December 31, 2010	3,243,000	$1.96	4.8	$6,423,000

Vested and exercisable at December 31, 2010	2,633,000	$1.74	4.2	$5,863,000

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
A summary of the investor and placement agent warrants outstanding and vested at December 31, 2010 is as follows:

Number of Warrants	Exercise Price

3,890,000	$0.50
1,877,500	$1.00
74,116	$2.50
650,000	$3.00
888,376	$3.75

7,379,992

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to secure adequate financing for our operations; our ability to successfully develop new products and services for new markets; the impact of competition on potential future revenues; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item. 1A “Risk Factors” of our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2010 (the “2010 Form 10-K).
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
Overview
We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials by shepherding them through the FDA approval processes and advancing them through to commercialization. This core strategy is based on licensing issued and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 antitrypsin (“AAT”), which has come off of its initial patents. AAT is currently used as a therapeutically effective treatment for a genetic deficiency and the treatment for a pulmonary disorder that is unrelated to our licensed intellectual property. Omni is the licensee of three patent portfolios from the University of Colorado Denver (“UCD”). These patent portfolios are comprised of three issued and 19 pending patent applications. In addition, we have received two notices of allowance related to filed patent applications.

With respect to the licensed technologies, we have licensed patent applications and patents related to methods of use for AAT and novel compositions of matter and their uses from UCD. We are currently focusing on four areas: diabetes, bacterial disorders, viral disorders and complications due to graft rejection. One license agreement from UCD relates to treating transplantation rejection. Transplantation rejection includes cellular and organ transplant rejection. One focus related to cellular transplantation is islet cell transplantation for the treatment of some diabetics and the treatment of diabetes in general. A second license agreement relates to the treatment and/or prevention of bacterial disorders, including bacterial pneumonia, tuberculosis and biowarfare agents such as anthrax. The third license agreement focuses on the treatment and/or prevention of viral disorders.
To date, our business efforts have been largely focused on pursuing additional capital in order to fund Sponsored Research Agreements (“SRAs”) to further our licenses regarding bacterial disease treatments, viral disease treatments and cellular transplantation/graft rejection and diabetes, and to fund a clinical trial for Type 1 diabetics.
Current Scientific Developments
New patent issuances
In October 2010, the United States Patent and Trademark Office (the “USPTO”) issued to UCD U.S. Patent No.7,807,781, entitled “Inhibitors of Serine Protease Activity and Their Use in Methods and Compositions for Treatment of Viral Infections”(the “Viral Patent”). The Viral Patent covers the treatment of human immunodeficiency virus-1 (HIV-1) using one or more of 18 new peptides made up of five linked amino acids as well as related modifications of these peptides. These peptides and peptide combinations may act by reducing or preventing the spread or progression of HIV infection, and such peptides and peptide combinations are related to AAT, which has been used in the treatment of viral infections. Dr. Leland Shapiro, the principal investigator for studies in support of the Viral Patent, discovered that these new peptides may function to prevent the spread of HIV from one patient to another or from a pregnant female to her unborn child. Research regarding these peptides is ongoing in Dr. Shapiro’s laboratory.
In December 2010, the USPTO issued to UCD U.S. Patent No. 7,850,970, entitled “Inhibitors of Serine Protease Activity and Their Use in Methods and Compositions for Treatment of Bacterial Infections” (the “Bacterial Patent”). The Bacterial Patent covers inhibition of all forms of Bacillus anthracis infection (commonly known as anthrax) using one or more of four new peptides made up of 10 linked amino acids. These peptides and peptide combinations may act by preventing entry of infective components of anthrax into cells of a subject and therefore prevent anthrax infection in the subject. These peptides are related to AAT. Dr. Leland Shapiro, the principal investigator for the studies in support of the Bacterial Patent, continues to study the role of these peptides in medical disorders.
Clinical Trial on Type 1 Diabetes
On June 7, 2010, Omni, the Regents of the University of Colorado (“RUC”) and The Barbara Davis Center (collectively with RUC, the “Institution”) entered into an Investigational Site Agreement (the “ISA”), whereby the Institution, acting on behalf of Omni, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product) in the treatment of patients with Type 1 diabetes (the “Clinical Trial”). The Clinical Trial is initially to include 15 patients and is being conducted pursuant to an Investigational New Drug Application (the “IND”) granted to Omni by the United States Food and Drug Administration (“FDA”). The IND allows for the Clinical Trial to include up to 50 patients. Base costs, which include the enrollment fee and other incidental charges for the 15 patients will be approximately $725,000. Additional contingent costs could be as high as $100,000. Any increase in the patient size of the Clinical Trial would require Omni to raise additional capital. In June 2010, we made a prepayment of $365,000 upon execution of the Agreement.

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
In October 2010, the first patient in the Clinical Trial was infused with AAT, and we expect that additional patients will continue to be infused in the near term.
Bacterial License and Associated Sponsored Research Agreement
We have completed all of our payments under this SRA. Concurrently with this work, we are continuing to pursue our patent rights on patent applications directed to targeting bacterial disorders with the USPTO as well as certain international offices.
Viral License and Associated Viral Sponsored Research Agreement
We are continuing to pursue patent rights based on our patent applications directed to treating viral-related disorders with the USPTO.
On August 18, 2010, Omni and RUC entered into an SRA whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA is being executed pursuant to the Viral License. The Viral SRA will terminate on August 17, 2012 unless extended or renewed in writing by both Omni and RUC, or otherwise terminated prior to August 17, 2012 in accordance with the terms of the Viral SRA. Omni is obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. On August 18, 2010, we made the first quarterly payment of approximately $55,000. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to UCD, and UCD will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted to Omni an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions.
Cellular Transplant/Graft Rejection License and Associated Sponsored Research Agreement
We have not executed an SRA related to this license and need to raise additional capital in order to fund it. Additionally, we are continuing to pursue patent rights based on our patent applications directed to related cellular transplant/graft rejection with the USPTO as well as certain international offices.
Diabetes License Agreement and Sponsored Research Agreement
On September 28, 2009, we entered into a license agreement with Bio Holding to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes. We also agreed to enter into an SRA with UCD for $88,000. Dr. Leland Shapiro, who is one of our Principal Investigators and currently, the beneficial owner of approximately 13% of our common stock, is the majority shareholder of Bio Holding.

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
Results of Operations — For the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009
The following discussion relates to our operations for the three months ended December 31, 2010 (the “December 2010 quarter”) as compared to the three months ended December 31, 2009 (the “December 2009 quarter”).
Net loss — For the December 2010 quarter, we reported a net loss of $1,341,055 as compared to a net loss of $5,032,094 for the December 2009 quarter, a decrease of $3,691,039. This decrease was primarily attributable to a decrease in share-based compensation of $1,538,602, which is included in general and administrative expenses, and a non-cash charge of $2,479,000 related to a modification of a warrant recorded in the December 2009 quarter. These variances are further discussed below. We have not reported any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses — General and administrative expenses for the December 2010 quarter were $1,115,316, and included $779,178 of share-based compensation, as compared to $2,551,157 in the December 2009 quarter, which included $2,317,780 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2010 quarter were $336,138 as compared to $233,377 for the December 2009 quarter, an increase of $102,761 or approximately 44%. This increase was primarily due to higher expenses in the following categories: 1) office rent and investor relations, which increased approximately $21,000 (both of which commenced during the three months ended March 31, 2010); 2) business insurance, which increased approximately $25,000 as a result of higher director and officer insurance premiums; 3) a pilot study in biohazard treatments that commenced in March 2010 and which we incurred approximately $24,000 of expenses in the December 2010 quarter; and 4) accounting and legal fees of approximately $25,000 associated with the restatements of our financial statements for the quarterly periods ended June 30, 2009, September 30, 2009, December 31, 2009 and June 30, 2010 and the fiscal year ended March 31, 2010.
Research and development — During the December 2010 quarter, we incurred approximately $226,000 of research and development expense related to: 1) the Clinical Trial, as a result of the commencement of patient infusions in October 2010; and 2) the Viral and Diabetes SRAs. During the December 2009 quarter, we had no research and development expense.
Non-operating income (expense) — For the December 2010 quarter, non-operating income was comprised of interest income of $712. For the December 2009 quarter, non-operating expense, net of non-operating income, was comprised of a non-cash charge of $2,479,000 related to a common stock warrant modification, accretion expense of $3,000 on a note with a related party and interest income of $1,063.
Results of Operations — For the Nine Months Ended December 31, 2010 Compared to the Nine Months Ended December 31, 2009
The following discussion relates to our operations for the nine months ended December 31, 2010 (the “December 2010 period”) as compared to the nine months ended December 31, 2009 (the “December 2009 period”).
Net loss — For the December 2010 period, we reported a net loss of $6,790,811 as compared to a net loss of $12,372,593 for the December 2009 period, a decrease of $5,581,782. This decrease was primarily attributable to a non-cash charge of $5,615,980 related to a license fee recorded in the September 2009 quarter and a non-cash charge of $2,479,000 related to a modification of a warrant recorded in the December 2009 quarter. These variances are further discussed below.

General and administrative expenses — General and administrative expenses for the December 2010 period were $6,482,817, and included $5,630,080 of share-based compensation, as compared to $4,270,305 in the December 2009 period, which included $3,652,595 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2010 period were $852,737 as compared to $617,710 for the December 2009 period, an increase of $235,027 or approximately 38%. This increase was primarily due to higher expenses in the following categories: 1) office rent and investor relations, which increased approximately $67,000 (both of which commenced in the three months ended March 31, 2010); 2) business insurance, which increased approximately $64,000 as a result of higher director and officer insurance premiums; 3) approximately $53,000 of expenses incurred in the December 2010 period for a pilot study in biohazard treatments, which commenced in March 2010; and 4) officer salaries of approximately $49,000 as a result of part-time CEO compensation commencing in May 2010, and higher CFO compensation as a result of the position becoming a full-time position in January 2010.
Research and development — During the December 2010 period, we incurred approximately $309,000 of research and development expense related to: 1) the Clinical Trial, as a result of the commencement of patient infusions in October 2010; and 2) the Viral and Diabetes SRAs. During the December 2009 period, we had no research and development expense.
License fee — related party — During the December 2009 period, we executed the Diabetes License. The total value ascribed to the license agreement was $5,615,980, which was expensed during the December 2009 period. The license fee was comprised of a cash payment of $25,000 and a warrant to purchase 650,000 shares of our common stock, which was valued using the Black-Scholes model in the amount of $5,590,980.
Non-operating income (expense) — For the December 2010 period, non-operating income, net of non-operating expense, was $1,346 and was comprised of interest income of $4,346 and accretion expense of $3,000 on a note with a related party. For the December 2009 period, non-operating expense, net of non-operating income, was $2,486,308 and was comprised of a non-cash charge of $2,479,000 related to a common stock warrant modification interest income of $1,692 and accretion expense of $9,000 on a note with a related party.
Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP and contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2010, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development under SRAs. As of December 31, 2010, we remain a development stage company and our focus continues to be on raising capital to fund current operations, SRAs and future clinical trials on other AAT indications. As of December 31, 2010, we had a deficit accumulated from inception of approximately $29.7 million, which included total non-cash charges from inception of approximately $24.7 million related to share-based compensation and other equity-based charges. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at December 31, 2010, March 31, 2010 and December 31, 2009 were approximately $0.6 million, $1.8 million and $0.8 million, respectively.
Cash Flows from Operating Activities
For the December 2010 period, net cash used in operations was $1,408,403. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $852,737, the prepayment balance of $173,716 at December 31, 2010 related to the Clinical Trial and research and development expense of $309,340. For the December 2009 period, net cash used in operations was $1,370,053. The primary uses of cash from operations for the December 2009 period were general and administrative expenses excluding share-based compensation, which totaled $617,710 and reductions in accounts payable, accrued liabilities, amounts due to UCD for research and amounts due to related parties, which totaled approximately $743,000. The significant decrease in these liabilities was a result of a significant pay-down on these liabilities, which had largely been incurred through March 31, 2009 because the Company had negligible cash on hand at that time to settle liabilities on reasonable and, as applicable, contractual payment terms.
Cash Flows from Investing Activities
For the December 2010 and December 2009 periods, we did not generate or expend cash from investing activities.
Cash Flows from Financing Activities
For the December 2010 period, we generated approximately $222,000 of cash related to the exercise of common stock purchase warrants from investors. For the December 2009 period, we generated $3,950 of cash from the exercises of common stock purchase warrants from investors and $351,000 from the sale of common stock and common stock purchase warrants in a private equity placement that was completed in December 2009 and January 2010.
Anticipated Cash Commitments
We are currently obligated to fund the Viral SRA, which has remaining payments due of approximately $400,000, payable quarterly in equal installments through August 2012, and the Diabetes SRA, which has remaining payments due of $60,000, payable over the next nine months. We have further commitments under the Clinical Trial, which we estimate in the range of approximately $400,000 to $450,000 and that are likely to be payable during the first half of calendar year 2011. As of December 31, 2010, we have cash available to fund the Clinical Trial and, based on current operating levels, to fund amounts due under the Viral SRA and general operating expenses through approximately April 2011. As disclosed in previously filings, we do not expect to generate revenue during the foreseeable future. Accordingly, we will need to raise additional capital over the next several months to cover operating expenses and SRA payments. We currently are pursuing various avenues to obtain additional capital including the sale of equity or debt securities and the potential exercise of outstanding common stock purchase warrants. In connection with our capital raising efforts, on December 10, 2010, we filed a “shelf” Registration Statement on Form S-3 with the SEC, which the SEC declared effective on December 21, 2010. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2010 Form 10-K. The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the computation of share-based compensation and the calculation and recording of research and development costs; capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in qualitative and quantitative disclosures about market risk previously disclosed in our 2010 Form 10-K.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Acting Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, with the participation of our Acting Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our Acting Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2010.
Change in Internal Control over Financial Reporting
In October 2010, as a result of the restatement of certain of our consolidated financial statements as described in this report and our other reports filed with the SEC, management concluded that a material weakness existed in our internal controls with regard to the accounting for equity-based compensation and other equity-based charges. To remediate the material weakness, we implemented additional internal controls to account for equity-based compensation and other equity-based charges, including management’s intention to utilize outside technical account and valuation resources, as deemed appropriate, in reviewing and assisting with accounting, disclosure and valuation issues related to equity instruments and equity-based charges.
Other than the measures described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2010 that materially affected, or is reasonably likely to affect, our internal control over financial reporting.
PART II — OTHER INFORMATION.
Item 1. Legal Proceedings.
We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in our risk factors since those identified in our Form 10-K for the fiscal year ended March 31, 2010 or our Form 10-Q for the quarterly period ended September 30, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2010, the Company issued 210,000 shares of its common stock to three minority investors in connection with their exercises of warrants originally issued to them in a private placement completed on March 31, 2009. The exercise price of the warrants was $0.25 per share, resulting in cash proceeds of approximately $52,000 to the Company. The shares issued upon the exercise of these warrant were issued by the Company in reliance upon an exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.
Item 6. Exhibits.

EXHIBIT #	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

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

OMNI BIO PHARMACEUTICAL, INC.
January 21, 2011	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)