Form 10-K
period 2011-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2011-06-29
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011
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
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.05 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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
The number of shares outstanding of the registrant’s common stock as of June 20, 2011 was 31,444,396.

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
Prior to our formation, two separate corporations were formed for the purpose of evaluating new uses of an FDA- approved agent. One corporation, Maxcure Pharmaceutical, Inc. (“Maxcure”), was formed as a Colorado corporation on December 26, 2006. Maxcure was formed for the purpose of entering into a license agreement and research agreement with the Regents of the University of Colorado (“RUC”) to further scientific studies on an FDA-approved agent related to treatment and prevention of viral disorders. The second corporation, Apro Bio Pharmaceutical Corporation (“Apro Utah”), was formed as a Utah corporation on February 28, 2006. Apro Utah was formed for the purpose of entering into a license agreement and research agreement with RUC for advancing scientific studies on an FDA-approved agent related to treatment and prevention of bacterial disorders. Part of the motivation for formation of Apro Utah was to attain the ability to sell treatments and/or countermeasures related to the bacterial disorders to federal agencies. On March 31, 2008, Apro Utah was merged into Maxcure and the name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).
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

Business Plan and Operation
We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials by shepherding them through the FDA approval processes and advancing them through to commercialization. This core strategy is based on licensing issued patents and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 Antitrypsin (“AAT”), that has come off of its initial patents. AAT is currently prescribed for the treatment of pulmonary emphysema and chronic obstructive pulmonary disease (“COPD”) among individuals with genetic deficiency of AAT. This indication is unrelated to our licensed intellectual property. Any patents originally issued to other entities claiming the composition of AAT have expired.
We are the licensee of three patent portfolios from RUC. These patent portfolios are comprised of three issued and 24 pending patent applications. One license agreement with RUC relates to the treatment of diabetes, transplantation or graft rejection and promotion of transplant or graft survival. Transplantation rejection includes cellular and organ transplant rejection. One focus related to cellular transplantation is islet cell transplantation for the treatment of some diabetics and the treatment of diabetes in general. We have 15 pending patent applications under this license agreement.
A second license agreement relates to the treatment and/or prevention of bacterial disorders, including bacterial pneumonia, tuberculosis and biowarfare agents such as anthrax and includes the licensing of one issued patent — United States Patent No. 7,850,970, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Bacterial Infections. This patent expires on August 26, 2024 and covers the prevention of anthrax infection. Additionally, we have five pending patent applications under this license agreement.
A third license agreement focuses on the treatment and/or prevention of viral disorders and includes the licensing of two issued patents: (1) United States Patent No. 6,849,605, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections, expiring on March 3, 2020; and (2) United States Patent No. 7,807,781 Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections, expiring on January 28, 2025. Both of these patents cover the prevention of HIV. Additionally, we have four pending patent applications under this license agreement.
In addition to the three licenses with RUC, we are a licensee to a pending patent held by Bio Holding, LLC (“Bio Holding”) for the treatment of diabetes. The Bio Holding pending patent claims relating to the treatment of diabetes using AAT are separate and distinct from the claims filed by RUC and licensed by us. It is possible that RUC’s and Bio Holding’s patent filings could be issued or that one or the other set of claims may be allowed to the disadvantage of the other. Alternatively, both RUC’s and Bio Holding’s patent applications could be rejected, which could have an adverse material effect on our ability to develop a commercial market for AAT for the treatment of diabetes. See further discussion of our licensing arrangement with Bio Holding below under this Item. Dr. Leland Shapiro, our principal investigator for the University of Colorado Denver (“UCD”) on sponsored research agreements that are funded by us, is the majority shareholder of Bio Holding and beneficially owns approximately 12% of our common stock as of March 31, 2011.
There are three primary companies that currently manufacture and sell formulations of AAT for the treatment of genetic deficiency and the treatment for a pulmonary disorder (brand name in parenthesis): (i) Baxter International Inc. (“Baxter”) (Aralast NP TM), (ii) CSL Behring USA (Zemaira®), and (iii) Talecris Biotherapeutics Corp. (“Talecris”) ( Prolastin C®). The total estimated market for AAT in 2010 in the current AAT indications was approximately $475 million according to information published by Talecris, who has approximately 74% of the current market. Our licensed technologies focus on alternative uses of these commercially available products.
To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research agreements (“SRAs”) related to the licenses with RUC (the “RUC Licenses’) and Bio Holding (the “Bio Holding” License) to further research related to bacterial disorders, viral disorders, cellular transplantation/graft rejection and diabetes-related disorders, and to fund a human clinical trial in Type 1 diabetes. We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD. This approach can provide us with a specific scientific budget for funding each application, without the substantial cost of carrying-out basic research internally. With this approach, we expect to be able to work with each project’s lead scientists, overseeing patent application projects and closely managing our corporate overhead, which should allow most of our expenses to be concentrated on research and development efforts and prosecuting the patent applications we have licensed.

Type 1 Diabetes Clinical Trial
In the second half of 2009, we began our collaboration with the Barbara Davis Center for Childhood Diabetes (the “Barbara Davis Center”) to conduct a proof of principle clinical trial for the treatment of Type 1 diabetes patients. On June 7, 2010, Omni, RUC and The Barbara Davis Center (collectively with RUC, the “Institution”) entered into an Investigational Site Agreement (the “ISA”), whereby the Institution, acting on our behalf, agreed to arrange, administer and manage a clinical study to evaluate Baxter’s AAT formulation, Aralast NPTM, in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial currently includes 15 patients and is being conducted pursuant to an Investigational New Drug Application (the “IND”) granted to us by the United States Food and Drug Administration (“FDA”). The IND allows for the Diabetes Clinical Trial to include up to 50 patients. Base costs, which include the enrollment fee and other incidental charges for the 15 patients are expected to be approximately $585,000. Any increase in the patient size of the Diabetes Clinical Trial would require us to raise additional capital. To date, we have expended approximately $365,000 in cash related to the Diabetes Clinical Trial.
In March 2010, Omni and Baxter Healthcare Corporation, a subsidiary of Baxter (“Baxter Healthcare”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), whereby Baxter Healthcare agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000, to us for use in the Diabetes Clinical Trial. Pursuant to the Material Transfer Agreement, we warrant that the Diabetes Clinical Trial will be conducted under either a waiver to an IND or an IND filed with the FDA. Under the Material Transfer Agreement, we are responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. In addition, we are required to prepare for Baxter Healthcare a summary of the information and results generated by the Diabetes Clinical Trial upon its completion and provide copies of any interim reports provided to us by the Barbara Davis Center.
To date, eight young adult patients had undergone treatment and had completed the eight week infusion protocol. Upon receipt and review of the data to be provided by the Barbara Davis Center to the Data and Safety Monitoring Board of the NIH, we anticipate that clearance will be provided to initiate treatment of the remaining seven subjects (of the initial 15 patients) in the Diabetes Clinical Trial provided that no adverse events with any of the enrolled patients have occurred. The seven additional subjects enrolled into the trial will be juveniles. To date, there have been no adverse events reported in the Diabetes Clinical Trial.
License and Sponsored Research Agreements
RUC Licenses
Under the RUC Licenses, we have exclusive, royalty-bearing licenses to certain of RUC’s patent rights (the “Patent Rights”) on a worldwide basis. In addition, any improvements to the inventions covered by the RUC Licenses claimed in the Patent Rights or to any other preexisting patent application or patent that is dominated by the Patent Rights shall be included in the terms and conditions of the respective license agreement with no additional compensation to RUC.
The RUC Licenses further provide that in the event that an investigator makes any invention in the field of use, the practice of which would not require the practice of an invention claimed in or covered by the licensed Patent Rights (“Independent Invention”), then, provided such Independent Invention is not subject to any prior contractual or legal obligation, we would have an exclusive option (“Option”) to obtain the worldwide intellectual property rights and commercial rights on terms and conditions to be negotiated in good faith by the parties following the exercise of the Option.
Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with RUC covering patent applications directed to treatment and/or prevention of bacterial disorders (the “Bacterial License”). Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia. Concurrently, we entered into a three year SRA with RUC on behalf of UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”). Under the Bacterial SRA, we made payments aggregating $1,097,460, and we have no further obligations under this SRA. We are continuing to pursue patent rights directed to targeting bacterial disorders with the United States Patent and Trademark Office (“USPTO”) as well as international patent offices, which include Japan, Canada and Europe.

Viral Disorders License
On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders (the “Viral License”). Some of these disorders include, but are not limited to, HIV and influenza. We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the USPTO.
On August 18, 2010, we entered into an SRA with RUC whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA was executed pursuant to the Viral License. We are obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to RUC, and RUC will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, RUC granted to us an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions. To date, we have made payments in the amount of approximately $110,000 under this SRA.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. The termination of the Viral SRA will be effective 45 days from the date of written notification, unless an earlier termination date is negotiated with RUC. Unless otherwise negotiated with RUC, we must reimburse UCD for the total actual and reasonable costs it has incurred under the Viral SRA through the date of termination, including those costs necessary to implement the early termination of the Viral SRA and costs incurred by UCD as a result of non-cancelable obligations, which may extend beyond the date of such termination. In addition, certain indemnification obligations and intellectual property rights will survive the termination of the Viral SRA. The termination of the Viral SRA does not impact the continuance of the Viral License or licensing of the intellectual property and patents (both issued and pending).
Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection and diabetes (the “Cellular Transplant License”). The transplantation procedures include organ and cellular transplantation, including bone marrow, as well as pancreatic islet cells, heart, kidney and lung, among others. We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe.
Bio Holding License
On September 28, 2009, we entered into a license agreement with Bio Holding for patent applications related to the treatment of diabetes (the “Diabetes License”). In addition, the Diabetes License grants us a first refusal to license any other intellectual property owned by Bio Holding that is not part of the Diabetes License.
In consideration for the Diabetes License, we were obligated to pay Bio Holding $25,000. As additional consideration, we issued to a minority shareholder of Bio Holding a warrant (the “Bio Holding Warrant”) to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014. We estimated the fair value of the Bio Holding Warrant on the issuance date at $5,590,980, which was calculated using the Black-Scholes model. The total value ascribed to the Bio Holding License was $5,615,980.
On September 3, 2010 and pursuant to the Diabetes License, we executed an SRA with RUC (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either Omni or RUC or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period commencing in September 2010, and to date, we have made payments in the amount of approximately $58,000 under this SRA.

License Payments and Commitments
To date, the following consideration has been paid related to the RUC Licenses and the Diabetes License:

			Fair value of
		SRA	equity
License	License fee	payments	securities	Total

Bacterial License	$20,000	$1,097,460	$64,301	$1,181,761

Viral License	$25,000	$110,000	$—	$135,000

Cellular Transplant License	$34,736	$—	$698,939	$733,675

Diabetes License	$25,000	$58,000	$5,590,980	$5,673,980

	$104,736	$1,265,460	$6,354,220	$7,724,416

Future royalty payments under the RUC Licenses and Diabetes License are summarized below:

		Minimum	Milestone	Earned	Sublicense
License	Field of Use	Royalties	Royalties	Royalties (5)	Royalties (6)

Bacterial License	Bacterial Disorders	$25,000 per year starting May 15, 2011	(1)	4% of Net Sales	20% to 30%
Viral License	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(2)	4% of Net Sales	20% to 30%
Cellular License	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	(3)	3% of Net Sales	20% to 30%
Diabetes License	Diabetes	None	None	4% of Gross Revenues (4)	30%(4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.

(5)	Earned Royalties are based on direct net sales of product by Omni.

(6)	Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
Targeted Markets
Type 1 Diabetes
In October 2008, Dr. Leland Shapiro, Dr. Charles Dinarello and Dr. Eli Lewis published in the Proceedings of the National Academy of Sciences (October 21, 2008 Volume 105, No. 42) a study titled, Alpha 1-Antitrypsin monotherapy induces immune tolerance during islet allograft transplantation in mice. This paper reported the success of an acceptable animal model study in support of the potential effectiveness of protecting the insulin-producing beta cells as well as during transplantation of islet cells in humans when AAT was administered to prevent organ rejection of islet cells. Further analysis of these mouse-model results caused these scientists to hypothesize that certain properties of AAT could result in reduced or eliminated islet damage, which is a probable cause of Type 1 diabetes. Based on this hypothesis, during the third calendar quarter of 2009, we pursued sponsoring a human clinical trial at the Barbara Davis Center.
In October 2010, the Diabetes Clinical Trial commenced with the first patient infusion. The purpose of the Diabetes Clinical Trial is to study whether administering AAT to recently diagnosed Type 1 diabetics could potentially mediate or eliminate the deterioration of humans having remaining islet cell populations. We believe that patients admitted into the Diabetes Clinical Trial could have a variety of outcomes, some or all of which may not be successful or even partially successful. Patients may have separate and distinct outcomes from the administration of the drug. They may exhibit no change in the rate of deterioration of their islet cells, or if a reduction in the rate of deterioration is determined, the rate may be inadequate to prevent the eventual occurrence of insulin dependency. Alternatively, the administration of AAT over the eight-week infusion period could cause a reduction or elimination of the deterioration of the islet cell destruction. There is also the possibility that the administration of AAT will only temporarily prevent islet cell deterioration and that, in such an event, the utilization of AAT could be uneconomical.
In the event there is some degree of favorable outcomes in the Diabetes Clinical Trial, we have approval and could choose to increase the enrollment of the patient population to as many as 50 patients, subsequent to the initial enrollment. Additional enrollment in the study would require a significant amount of capital that we currently do not have, and there is no assurance that such financial resources would be made available to us on favorable terms, if at all. In the event that we obtain favorable data from the Diabetes Clinical Trial, there is no assurance that we will obtain FDA approval for the use of AAT to treat Type 1 diabetes in humans. Additionally, there is no assurance that, if approved, we will have available resources to complete a Phase III clinical trial in a timely manner or at all.
According to the Juvenile Diabetes Research Foundation International, as many as three million Americans may have Type 1 diabetes. Each year over 15,000 children are diagnosed with diabetes in the U.S (approximately 40 children per day). We believe that AAT may arrest the loss of islets if treatment is initiated soon after diagnosis since there are residual beta cells at this early point in the disease progression. We believe that the market for the use of AAT in the treatment of Type 1 diabetes could potentially exceed over time its current market in the treatment of COPD and emphysema. In the U.S. alone, approximately 15,000 new patients per year could result in an addressable market size of approximately $400 million. However, serving this market would be subject to, among other things, the availability of AAT products from the current AAT manufacturers.

Cellular Transplantation
Researchers associated with us have hypothesized that AAT could be effective in reducing transplant rejection in various types of cellular and organ transplants. As reported above, a study was published in the Publications of the National Academy of Sciences in 2005 and 2008 that illustrated that AAT could be effective in treating Type 1 diabetes by, for example, reducing or eliminating transplantation rejection. One basic theory on why the therapeutic appears to be effective in the early mice studies is that it prevents or reduces an attack on the transplanted islets by the immune system or other method. Islets are cells that exist in the pancreas and are responsible for the production of insulin. Insulin is critical to the metabolism process in burning sugar and creating energy for the cells in the body. Sugar, if left unchecked by inadequate supplies of insulin, can result in weight gain, high blood pressure, cardiovascular disease, early blindness and stroke. A number of these conditions can result in early stages of death.
Islet transplantation in Type 1 diabetes normally incurs a very high rejection (or cell death rate), and in these early studies, mice treated at a certain level with the therapeutic evidenced a 100% acceptance of the graft transplant. Islet transplantation is a relatively simple one hour surgical procedure, but has been plagued with high levels of transplant rejection. This type of therapy in the human population could have a significant impact on the treatment of Type 1 diabetics if the rate of rejection can be reduced or eliminated. Typically, Type 1 islet transplantation occurs in very serious cases. The high incidence of graft rejection by recipients decreases the number of islet transplant patients that can be treated due in part to the fact that a recipient who has rejected islets will likely undergo additional procedures, which causes additional drain on the supply of islet cells that can be used for transplant.
Graft Versus Host Disease
An additional AAT indication is the treatment of graft versus host disease (“GVHD”). GVHD commonly occurs in a bone marrow transplant, but is also possible in other organ transplant procedures. Bone marrow transplantation is indicated for late stage cancer patients who have failed alternative therapies. Bone marrow is the soft tissue inside bones that helps form blood cells that are responsible for immune response. A donor other than an identical twin is normally a close, but not exact match to a recipient’s bone marrow. Differences between the donor’s and recipient’s bone marrow can cause T cells (a type of white blood cell) to attack the recipient’s body due to the foreign marrow being recognized as foreign substance by the T cells. Acute GVHD starts within the first three months after transplantation, while chronic GVHD starts three months after transplantation. GVHD can last three years or longer.
Once a recipient has received a bone marrow transplant, the recipient normally takes drugs that suppress the immune system, reducing the severity or risk of incurring GVHD. Acute symptoms of GVHD can include abdominal pain and cramps, diarrhea, fever, jaundice, skin rash, vomiting and weight loss. Chronic symptoms can include dry eyes and mouth, hair loss, hepatitis, lung and digestive tract disorders and skin rash. Increased rates of infection due to immune system suppression can be commonplace. Complications can include severe damage to the liver, lung or digestive tract, severe infection and severe lung disease. Some of these complications can lead to death. Mortality rates from GVHD depend on the degree of severity.
The market in the U.S. for bone marrow transplants is estimated at $1.3 billion. We believe that the market for the use of AAT in the treatment of GVHD could potentially exceed over time the current market in the treatment of COPD and emphysema. In the U.S. alone, approximately 25,000 new patients per year who are undergoing bone marrow transplants would result in an addressable market size of approximately $375 million. However, serving this market would be subject to, among other things, the availability of AAT products from the current AAT manufacturers.
Possible Future Clinical Trials Through Strategic Partnerships
In February 2011, we announced that we had obtained letters of intent for conducting future clinical trials as follows: (1) treatment of GVHD in bone marrow transplant patients; (2) two separate human clinical trials for the treatment of transplant rejection in kidney transplant recipients; (3) the initiation of a late stage Type 1 diabetes trial; and (4) the initiation of a trial in Type 2 diabetics that are not responding to currently available forms of therapy and are at risk of severe cardiovascular complications. We believe that advancing clinical trials in these indications could provide additional commercial opportunities where our intellectual property position is currently the strongest. As a first step, we will need to create a partnership, most likely with an existing AAT manufacturer, and with that partnership discuss the commercial viability of these indications. Based on their assessment of their current and future AAT production capabilities, their current and potential new AAT markets and the strength and commercial application of our intellectual property in these indications, we would hope to form a strategic partnership with one or more of them. We would position such a partnership(s) to supply AAT product free of charge and to fund the non-drug clinical trial costs. Subject to available financing, we would likely first commence a GVHD clinical trial.

Other AAT Indications
Mycobacterium Tuberculosis and Mycobacterium Avium Complex
Infection with tuberculosis (“TB”) is a global concern. According to data published by the World Health Organization in 2010, approximately one-third of the world population is infected with this organism and approximately 1.7 million people worldwide died from TB in 2009. The current antimicrobial agents used to treat TB must be administered for a prolonged period of time, in the range of 6 to 18 months. One growing concern is the detection of multi-drug resistant strains of TB that are difficult to treat with available anti-TB drugs and are on the rise. Some of these resistant strains of TB are all but incurable using currently available antibiotics. Our approach to TB treatment will be to use a different focus on alternative treatments than are currently available. It is possible that therapy based on our technology is impervious to mutated forms of TB, such as the multi-drug resistant strains of TB, because the targets that this potential technology therapy affects are part of the host and not part of the mycobacterium tuberculosis organism. Therefore, the target that the potential therapy treats does not change relative to the type of organism a patient is infected with and therapeutic effectiveness should not diminish.
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
Influenza
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

Anthrax
The U.S. government in recent years has established a number of government programs including the Project Bioshield Act of 2004, which have provided funds to companies that are pursuing promising technologies for the prevention of or treatment of bio-hazard related diseases, including anthrax. Our original plans to pursue a commercial application for an anthrax treatment utilizing AAT have been deferred due to our belief that our potential treatment for immunological diseases such as Type 1 diabetes or other broad spread infectious diseases such as GVHD have a substantially greater opportunity of obtaining the requisite funding necessary to obtain regulatory approval. We are continuing to investigate options for governmental funding programs in the U.S. and in Europe, but have reduced our emphasis in this area.
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
Commercialization and Competition
We will rely on the availability of AAT supply from one or more the current manufacturers: Talecris, Baxter, CSL Behring and Kamada Ltd. (collectively, the “AAT Manufacturers”). All of their products are currently FDA approved and used for treatment of emphysema among individuals with genetic deficiency of AAT.
We intend to commercialize the AAT indications covered under our licenses through sublicensing arrangements with one or more of the AAT Manufacturers. To date, we have not entered into any such arrangements. Our ability to sublicense to one or more of the AAT Manufacturers will likely be subject to their own marketing plans for current AAT indications, their desire and willingness to market their AAT products into new AAT markets covered by our licensed intellectual property and the availability of their AAT product supply for new AAT indications. Additional factors in our ability to execute sublicensing arrangements will be the satisfactory testing for efficacy of our AAT indications in human clinicals for one or more of the AAT products and the AAT Manufacturers’ determination of the marketability of our AAT indications based on an evaluation of the length, strength and enforceability of the patents included under our own licensing agreements.
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

We believe that the breadth of the patent portfolio covered under our licensing agreements is a competitive strength. However, many other pharmaceutical and biotechnology companies have significantly larger intellectual property portfolios, substantially more capital resources and significantly more experience than we do in preclinical and clinical development, sales, marketing, manufacturing and regulatory affairs.
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
Government Regulation
Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing capability and, ultimately, the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products will be subject to rigorous preclinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern or influence the manufacturing, practice, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material, adverse effect on our ability to commercialize our products in a timely manner, or at all.
Preclinical Testing. Before a drug may be clinically tested in the U.S., it must be the subject of rigorous preclinical testing. Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations. The results of these studies must be submitted to the FDA as part of an investigational new drug application (“IND”), which is reviewed by the FDA before clinical testing in humans can begin.
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
Marketing Approvals. Before a product can be marketed and sold, the results of the preclinical and clinical testing must be submitted to the FDA for approval. This submission will be either an IND or a biologic license application, depending on the type of drug. In responding to an IND or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval. There can be no assurance that any approval required by the FDA will be obtained on a timely basis, or at all.

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
Possible Pricing Restrictions. The levels of revenues and profitability of biopharmaceutical companies may be affected by the continuing efforts of government and third party payers to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there have been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control.
While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material, adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third party payors, such as government and private insurance plans. Third party payors are increasingly challenging the prices charged for medical products and services. There can be no assurance that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.
Research and Development
For the fiscal years ended March 31, 2011, 2010 and 2009, we incurred approximately $578,000, $-0- and $241,000, respectively, in research and development expenses. For the fiscal year ended March 31, 2011, these expenses included costs incurred in the Diabetes Clinical Trial and costs incurred in SRAs covering diabetes and viral disorders. For the fiscal year ended March 31, 2009, research and development expense was comprised of costs incurred under an SRA covering bacterial disorders.
Backlog
Since inception, we have not recognized any revenue and have no products for sale. Accordingly, we had no customer backlog as of March 31, 2011.
Employees
As of March 31, 2011, our Chief Financial Officer and Chief Operating Officer were full-time employees, our Chief Executive Officer was a part-time employee and our Chief Scientific Officer was a part-time consultant.
Environmental Compliance
We do not expect that compliance with environmental laws to have any material impact on us.
Recent Developments
On June 10, 2011, we accepted subscription agreements related to the sale of Units in a private placement (the “2011 Private Placement”). Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 until five years from the initial closing of the 2011 Private Placement. The maximum Units to be sold in the 2011 Private Placement are 4,800,000 resulting in gross aggregate proceeds to us of up to $6.0 million. The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, which could include an equity investment of up to $2.0 million in a related party.

On June 10, 2011, we conducted the initial closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 2,463,900 Units for an aggregate subscription price of $3,079,875. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $2,799,745. Certain of our officers and directors purchased an aggregate of 50,000 Units in the initial closing of the 2011 Private Placement. The 2011 Private Placement is expected to close in multiple closings on or before July 31, 2011.
On June 27, 2011, the Company conducted a second closing under the 2011 Private Placement, pursuant to which the Company entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to the Company from such sales totaled approximately $384,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
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
As a development-stage company, we have no operating history and have not commercialized any products or generated any revenue since our inception. We have incurred losses in each year since our inception. Our net losses were $8.2 million, $15.5 million and $4.5 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, and as of March 31, 2011, we had an accumulated deficit of $31.2 million. As a result of these factors, for the fiscal years ended March 31, 2011, 2010 and 2009, our independent registered public accounting firms have included an explanatory paragraph within their report issued on our financial statements, which expressed substantial doubt about our ability to continue as a going concern. Provided that sufficient funding is available, we expect to continue to incur significant operating losses in the foreseeable future, as we continue our research activities, conduct the development of, and seek regulatory approvals for, our product candidates. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development-stage companies and the competitive environment of the biotechnology industry. There can be no assurance that we will be able to develop a revenue source or that our operations will become profitable.

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
In the long term, we will most likely need to partner with another pharmaceutical company in order to have sufficient funding to bring our products to market. The most likely partnership opportunities would be with one of the AAT Manufacturers, Talecris, Baxter, CSL Behring and Kamada. Currently the largest manufacturer is Talecris, who holds approximately 74% of the sales market for AAT in the U.S. On June 1, 2011, Talecris was acquired by Grifols S.A. (“Grifols”), a Spanish company, who is principally a producer of blood plasma-based products, including AAT. The acquisition of Talecris could result in a shift in its production and sales focus of their existing AAT product, Prolastinc® C and its ability to execute strategic partnerships with companies focused on new indications for AAT use.
Our need for additional funding will depend on many factors, including, without limitation:
•	the amount of revenue or cost sharing, if any, that we are able to obtain from others, any approved products, and the time and costs required to achieve those revenues;
•	the timing, scope and results of preclinical studies and clinical trials;
•	the size and complexity of our development programs;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of launching our products;
•	the costs of commercializing our products, including marketing, promotional and sales costs;
•	our ability to establish and maintain collaborative partnerships;
•	competing technological and market developments;
•	the costs involved in filing, prosecuting and enforcing patent claims; and
•	scientific progress in our research and development programs.
If we are unable to raise additional funds, we may, among other things:
•	delay, scale back or eliminate some or all of our research and development programs;
•	delay, scale back or eliminate some or all of our commercialization activities;
•	lose rights under existing licenses;
•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
•	be unable to operate as a going concern.
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
We carry insurance based on management’s and our Board’s assessment of related risk that our business may encounter. Currently, we believe overall coverage to be adequate based on the development stage of the Company. Our lack of liquidity generally requires us to pay higher than average premiums for certain insurance policies. In addition, such policies contain deductibles that we consider significant to our cash available for operations. In the future, we do not know if we will be able to obtain insurance with adequate levels of coverage or, if available, able to afford the premiums. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.
Product Development and Commercialization Risks
Our product development efforts depend on commercializing new methods of use for an existing drug. In addition, we have no experience in developing or commercializing products.
Commercialization of a new product or a new method of use for an existing product involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include the following:
•	These technologies or any or all of the products based on these technologies may be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;
•	The products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
•	Proprietary rights of third parties may prevent us from exploiting technologies or marketing products; and
•	Third parties may market superior or equivalent products.
Our ability to commercialize AAT in new indications will depend on our ability to:
•	complete laboratory testing and human studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products; and
•	entering into arrangements with one or more of the AAT Manufacturers to provide manufacturing capacity as well as sales and marketing resources.
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
Before a drug may be marketed in the U.S., a drug must be subjected to rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an NDA, which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing, but subsequently failed to obtain necessary regulatory approvals. Data obtained from tests is susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.
Completion of clinical trials may take many years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including:
•	our inability to obtain sufficient quantities of materials for use in clinical trials;
•	variability in the number and types of patients available for each study;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	poor or unanticipated effectiveness of products during the clinical trials; or
•	government or regulatory delays.
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
Our ongoing and anticipated clinical trials are required to use the branded formulation of AAT that we submit for use in an IND or waiver request with the FDA. If our clinical trial data were insufficient to determine a material improvement in patient disease outcome, or present safety issues in the use of the branded formulation of AAT, we may have to file for an additional trial or trials using another AAT Manufacturer’s AAT product. This could have a material, adverse effect on us due to loss of time, patent life and duplication of clinical trial costs. Alternatively, if we obtain a material improvement in patient disease outcome in our ongoing and or pending clinical trials and were unable to obtain a satisfactory sublicensing arrangement with the branded manufacturer of AAT used in the specific trial, we may have to file for an additional trial or trials using another AAT Manufacturer’s AAT product. This also would have a material adverse effect on us due to loss of time, patent life and duplication of clinical trial costs.
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
We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face increased risk if we commercially sell any products that we develop. There can be no assurance that any insurance coverage that we obtain with respect to product liability will be adequate to protect us from liabilities that we might incur in connection with clinical trials or the commercialization of our products. Product liability insurance is expensive and may not be available on acceptable terms, or at all. Successful product liability claims brought against us in excess of our insurance coverage would have a material, adverse effect on our business. In addition, product liability claims, whether or not successful, may result in decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants, defense costs and difficulty commercializing our product candidates.
We depend on, and will continue to depend on, collaboration with and licenses from third parties, and if we are not able to enter into and/or continue such collaborations or licenses, we may not be able to further develop our products without substantial additional expenditures and delays, if at all.
In addition to maintaining our collaborative relationships with RUC, UCD and Bio Holding, our strategy for the development, clinical testing, manufacturing and commercialization of our proposed products includes entering into various collaborations with corporate partners, licensors, licensees and other third parties in the future, and is dependent on the subsequent success of these third parties in performing their responsibilities. We intend to seek to enter into additional arrangements with other collaborators, although there can be no assurance that we will be able to enter into such collaborations and licenses, or, to the extent that we do, that such collaborations will be successful. Further, there can be no assurance that any future arrangements we may enter into will lead to the development of our products with commercial potential, that we will be able to obtain proprietary rights or licenses for proprietary rights with respect to any technology developed in connection with these arrangements or that we will be able to insure the confidentiality of any proprietary rights and information developed in such collaborative arrangements or prevent the public disclosure thereof.
In general, collaborative agreements provide that they may be terminated under certain circumstances. There can be no assurance that we will be able to extend any of our product collaborative agreements on their termination or expiration, or that we will be able to enter into new collaborative agreements with existing or new partners in the future. To the extent we choose not to or are unable to establish any additional collaborative arrangements, it would require substantially greater capital to undertake research, development and marketing of our proposed products. Additionally, we may find that the development, manufacture or sale of our proposed products is adversely affected by the absence of such collaborative agreements.
We will depend on others to manufacture and distribute our products, and we will be subject to their ability and willingness to manufacture AAT for our use. Such potential limitations on production of AAT could significantly affect our ability to sublicense our intellectual property rights related to AAT with the AAT Manufacturers.
AAT is a generic drug currently manufactured by four companies and sold into markets that are significantly smaller than the potential markets covered by the methods of use patents that we license. The amount of AAT currently manufactured is limited and its manufacturing costs and the cost per patient treatment in the current markets are expensive. As an example, the annual costs for treatment for a patient who has emphysema related to AAT deficiency is approximately $100,000. We do not have and will likely never have manufacturing facilities for AAT, and as such, we will be solely dependent on the current AAT Manufacturers, who will need to increase their current production levels.
We have not yet manufactured any products for commercial use and we do not have the financial resources or capability to process blood plasma into AAT on our own. We intend to contract with one or more of the AAT Manufacturers and our ability to provide our future products will depend on our ability to enter into and maintain acceptable collaborative arrangements with them. We will depend on the AAT Manufacturers to comply with acceptable manufacturing practices and other regulatory requirements and to deliver materials on a timely basis and in sufficient quantities. They may not perform satisfactorily and there can be no assurance that they will be able to supply our products in the required quantities, in compliance with our quality standards or at acceptable costs. Any product defects or production delays caused by the AAT Manufacturers may delay our development of products, the submission of the products for regulatory approval and the marketability of such products.

We intend to sublicense our intellectual property rights to one or more of the AAT Manufacturers of AAT. AAT is expensive to manufacture and the AAT Manufacturers may have production restraints due to plant capacity, or inability to obtain adequate supplies of human plasma to fractionate the AAT product. If we are successful in obtaining a sublicensing agreement(s) with an AAT Manufacturer, it could change its manufacturing plans at any time, resulting in potential product shortage that may impact us. Additionally, alternative indications for AAT where we do not have intellectual property could develop, which might influence the AAT Manufacturers to pursue other indications for marketing AAT, hence limiting our access to supply.
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
The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and continuation of any pending patent or related litigation could have a material adverse effect on our ability to compete in the marketplace. If we are unable to obtain a license to the patented technology we need, or could only obtain a license on terms we consider to be unacceptable, or if we were unable to design our products or processes to avoid infringement of such patented technology, our business would be harmed.

The enforcement of the issued patents and pending patent applications that we currently license from RUC and Bio Holding may be subject to challenge by the AAT Manufacturers or other competitors. These issued patents and pending patent applications cover “methods of use” versus “composition of matter.” Generally, composition of matter patents afford better protection from challenges by competitors. Since our plan for commercializing AAT indications most likely involves sublicensing the methods of use covered in the RUC and Bio Holding patents to one or more of the AAT Manufacturers, they may attempt to develop their own, new methods of use in our current AAT indications that would allow them to claim a method of use separate and distinct from ours. This could result in limited, if any, royalties being paid to us.
Patents have a 20 year life from the date of filing of the application or parent application, not from the date of issuance. The issued and pending patent applications that we have licensed have varying patent lives remaining, ranging from 8 to 14 years, and our ability to obtain revenue from them will largely be based upon the value ascribed by a sublicensor as determined by the remaining patent life of each patent or patent application.
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
The pending patent applications for which we have obtained licenses may not result in the issuance of any patents. The applications may not be sufficient to meet the statutory requirements for patentability in all cases or may be the subject of interference proceedings by the Patent and Trademark Office. These proceedings determine the priority of inventions and, thus, the right to a patent for technology in the U.S. Additionally, the patents related to the method of use for treatment of diseases that we are currently focused on, diabetes, GVHD and islet transplantation, have not been issued.
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

Because our current intellectual property may not fully protect our discoveries, others may be able to commercialize products in indications that are similar to those covered by issued patents that we have licensed.
Issued patents may not provide commercially meaningful protection against competitors and may not provide us with competitive advantages. Our current intellectual property is comprised of licenses to methods of use for issued patents and patent applications for alternative uses of AAT, which is a currently prescribed FDA-approved, generic drug. As compared to a composition of matter patent, a method of use patent generally has a greater chance of being challenged by another party through another method of use patent.
Other parties may challenge the patents or design around the issued patents or patent methods of use that are similar to the methods of use for which we have obtained a license. In addition, others may discover uses other than those uses covered by the patent rights we license, and these other uses may be separately patentable. The holder of a patent covering the use of a technology for which we have a patent claim could exclude us from selling a product for a use covered by its patent.
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
If we lose our right to license and use of certain critical intellectual property from RUC or Bio Holding for any reason, our business would be in jeopardy.
If we breach or fail to perform the material conditions of, including our payment obligations under, or fail to extend the term of the agreements under which we license critical intellectual property from RUC and Bio Holding, we may lose all or some of our rights to such intellectual property, and such loss would have a material adverse effect on our business. If we lost our rights to such intellectual property, we would need to find existing alternative, non-infringing technology, if any exists, or develop new technology ourselves. The pursuit of any such alternative would cause significant delay in the development and commercialization of our proposed products.
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

If we or third-party manufacturers or suppliers fail to comply with ongoing FDA or other regulatory authority requirements, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market.
Rigorous and extensive regulation by the FDA and other domestic and foreign regulatory bodies continues after approval, particularly with respect to compliance with current good manufacturing practices, reporting of adverse effects, advertising, promotion and marketing. Particularly, we and third-party manufacturers will be required to comply with the FDA’s regulations covering manufacturing, design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the products for which we obtain approval. These regulations are enforced through periodic inspections. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions.
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
We are highly dependent on the services of our senior executive officers, particularly, Dr. James Crapo, our CEO, and Dr. Charles Dinarello, our Chief Scientific Officer. Neither Dr. Crapo nor Dr. Dinarello works for us on a full-time basis. If either of them decides to terminate his business relationship with us, this could delay the commercialization of our products or prevent us from becoming profitable. Competition for qualified individuals is intense among pharmaceutical and biotechnology companies, and the loss of qualified individuals, or an inability to attract, retain and motivate additional highly skilled individuals required for the expansion of our activities, could hinder our ability to complete human studies successfully and develop marketable products. Currently, we do not carry key-man life insurance policies on any of our key personnel.
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
There are approved products on the market for most of the diseases and indications for which we are developing products. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. In addition, we are aware of product candidates of third parties that are in development, which, if approved, would compete against product candidates for which we receive marketing approval.
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
Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be re-evaluated frequently. Our failure to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on our business, operating results, financial condition and cash flows, and could cause the trading price of our common stock to decline. We had a material weakness in our disclosure controls and procedures as of June, 30, 2009, September 30, 2009, December 31, 2009, March 31, 2010, June 30, 2010 and September 30, 2010 as a result of a restatement related to accounting for share-based compensation and other equity-based instruments. As a result of this material weakness, the Company’s Chief Executive Officer and Chief Financial Officer determined that, as of the aforementioned periods, our disclosure controls and procedures and internal controls over financial reporting were not effective to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting in accordance with GAAP. Management has subsequently remediated the material weakness and concluded that its disclosure controls and procedures and internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of financial statements for external reporting in accordance with GAAP as of March 31, 2011.
The restatement of our financial statements and other reports filed with the SEC has subjected the Company to additional costs and additional risks and uncertainties.
As previously disclosed in a Form 8-K/A filed with the SEC on October 25, 2010, we restated our previously issued financial statements for the year ended March 31, 2010 and each of the quarters ended June 30, 2009, September 30, 2009, December 31, 2009, and June 30, 2010. This restatement subjected the Company to unanticipated costs in the form of accounting, legal and filing fees, in addition to the substantial diversion of time and attention of the Company’s Audit Committee, its Chief Financial Officer and other executive officers in dealing with the restatements. Although the restatements are complete, the Company can give no assurance that it will not incur additional costs associated with the restatements. The restatements also may lead to claims from shareholders and regulators, which may subject the Company to significant costs and diversion of management time.

Risks Related to Our Common Stock
Insiders control a significant portion of our common stock and their interests may differ from those of other stockholders.
As of June 10, 2011, our executive officers and directors as a group beneficially own approximately 20.35% of our outstanding common stock. The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. The sale or prospect of sale of a substantial number of the shares could have an adverse effect on the market price of our common stock.
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
Our stock price is volatile.
From April 1, 2010 to March 31, 2011, our common stock traded from $2.40 to $10.10 per share on the OTCBB. The future market price of our common stock could continue to fluctuate widely because of:
•	the minimal amount of “public float” in our common stock, which is significantly affected by a limitation on trading a substantial amount of our shares as a result of “lock-up” and “leakage” provisions that are in place until March 31, 2012;
•	shares of our common stock are not eligible to be deposited in the Depository Trust Company (“DTC”), and as a result, shares of our common stock must be traded using physical delivery of all transacted shares. The inability to utilize an electronic exchange such as DTC may restrict the timeliness of a shareholder to buy or sell shares of our common stock.
•	future announcements about our company or our competitors, including the results of testing; technological innovations or new commercial products;
•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;
•	changes in government regulations;
•	changes in general economic conditions and in the biotechnology industry;
•	developments in our relationships with our partners;
•	developments affecting our partners;
•	announcements relating to health care reform and reimbursement levels for new drugs;
•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;
•	litigation; and
•	public concern as to the safety of our products.
The stock market has experienced price and volume fluctuations that have particularly affected the market price for many emerging and biotechnology companies. These fluctuations have often been unrelated to the operating performance of these companies. These broad market fluctuations may cause the market price of our common stock to be lower or more volatile than otherwise expected.

We have the ability to issue additional equity securities, which would lead to dilution of our issued and outstanding common stock.
The issuance of additional equity securities or securities convertible into or exercisable for equity securities would result in dilution of then-existing stockholders’ equity interests in us. We may issue shares to raise capital, as acquisition consideration, as employee incentives or compensation, and for other corporate purposes. Our board of directors has the authority to issue, without vote or action of stockholders, up to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. We may issue preferred stock in one or more series, and the board of directors has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock.
The applicability of “penny stock rules” to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock.
Trading in our shares is subject to the “penny stock rules” adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.
These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. You may also find it difficult to obtain accurate information about, and/or quotations as to the price of our common stock.
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
Future sales of our common stock may cause our stock price to decline.
Sales of substantial amounts of our common stock in the public market or the perception that these sales may occur, could cause the market price of our common stock to decline. In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock or other securities.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.
None.

ITEM 2.	PROPERTIES.
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
Our common stock is currently traded on the Over the Counter Bulletin Board (the “OTCBB”) maintained by the Financial Industry Regulatory Authority under the symbol OMBP. Our common stock began trading on the OTCBB in December 2007. The following table sets forth the range of high and low bid quotations for our common stock during each calendar quarter beginning June 30, 2009 and ending March 31, 2011. The figures have been rounded to the nearest whole cent.

	High	Low
Fiscal year 2011

March 31, 2011	$5.50	$2.40
December 31, 2010	$5.25	$3.00
September 30, 2010	$10.00	$3.55
June 30, 2010	$10.10	$8.00

Fiscal year 2010

March 31, 2010	$12.00	$7.50
December 31, 2009	$15.00	$11.05
September 30, 2009	$15.00	$8.00
June 30, 2009	$13.50	$0.50
The above quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.
Number of Shareholders of Record and Dividends
The number of shareholders of record of our outstanding common stock as of June 10, 2011 was approximately 380. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers, and other fiduciaries.
Holders of common stock are entitled to receive such dividends as may be declared by our Board of Directors. No dividends on the common stock were paid by us during our last two fiscal years and we do not anticipate paying dividends in the foreseeable future.

Performance Graph
The following performance graph compares the cumulative total return of our common stock with that of the NASDAQ Composite Index and the NASDAQ Biotechnology Index. Our stock was initially listed on the OTCBB on December 21, 2007 and the date that our shares began to trade publicly. The graph assumes an investment of $100 on December 21, 2007 and reinvestments of all dividends and other distributions.

	For the Years Ended		For the Years Ended
	December 31,		March 31,
	2007	2008	2009 (1)	2010	2011

Omni Bio Pharmaceutical, Inc.	$100.00	$44.00	$40.00	$808.00	$240.00
NASDAQ Composite Index	$100.00	$59.46	$57.63	$90.41	$104.86
NASDAQ Biotechnology Index	$100.00	$87.37	$81.78	$112.46	$125.57

(1)	The Company changed its year end effective March 31, 2009.

ITEM 6.	SELECTED FINANCIAL DATA.
The fiscal years ended March 31, 2011, 2010, 2009 and 2008 statements of operations data, and the fiscal years ended March 31, 2011 and 2010 balance sheet data, have been derived from our consolidated financial statements and notes appearing in Item 15 of this report. The statement of operations and balance sheet data for the fiscal year ended March 31, 2007 have been derived from our historical financial statements for those years.
The statement of operations data for fiscal years ended March 31, 2008 and 2007 are derived from the financial statements of our accounting predecessor, Apro Bio Pharmaceutical Corporation.
The following table should be read in conjunction with our consolidated financial statements and associated notes found in Item 15 of this report.

	Years Ended March 31,
	2011	2010	2009	2008	2007

Statements of Operations Data:

Net sales	$—	$—	$—	$—	$—
Loss from operations (1)	(8,227,331)	(12,991,722)	(1,992,983)	(1,763,142)	(1,095,154)
Net loss (1) (2)	(8,225,477)	(15,478,884)	(4,544,521)	(1,812,567)	(1,100,674)
Net loss per share — basic and diluted	(0.29)	(0.58)	(0.25)	(0.16)	(0.10)

Balance Sheet Data:

Cash and cash equivalents	301,765	1,802,366	1,805,395	17,309	46,748
Total assets	407,237	1,880,378	1,901,717	65,702	70,446
Long-term debt	—	—	10,000	—	—

(1)	The loss from operations and net loss for the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007 included share-based compensation in the amounts of $6,466,435, $6,395,302, $740,251, $692,638 and $32,925, respectively.

(2)	The net loss for the fiscal years ended March 31, 2010 and 2009 included non-cash charges related to the issuance of common stock purchase warrants to investors and related parties and modifications of certain common stock purchase warrants held by investors in the amounts of $8,069,980 and $2,504,273, respectively.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
Overview
On March 31, 2009, Across America completed the acquisition of Apro Bio pursuant to the Merger. On May 27, 2009 Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni”).
The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes. Accordingly, for the year ended March 31, 2009 presented in this report, the financial statements of Apro Bio have been adopted as the historical financial statements of Omni.
We are in pursuit of advancing existing and novel therapies that we believe have the potential to move through clinical trials by shepherding them through the FDA approval processes and advancing them through to commercialization. This core strategy is based on licensing issued and pending patent applications that cover new uses for an existing FDA-approved drug, Alpha-1 Antitrypsin (“AAT”), that has come off of its initial patents. AAT is currently prescribed for the treatment of pulmonary emphysema among individuals with genetic deficiency of AAT. This indication is unrelated to our licensed intellectual property. Any patents originally issued to other entities claiming the composition of AAT have expired.
Omni is the licensee of three patent portfolios from the Regents of the University of Colorado (“RUC”). These patent portfolios are comprised of three issued and 24 pending patent applications. One license agreement with RUC relates to the treatment of diabetes, transplantation or graft rejection and promotion of transplant or graft survival. Transplantation rejection includes cellular and organ transplant rejection. One focus related to cellular transplantation is islet cell transplantation for the treatment of some diabetics and the treatment of diabetes in general. We have 15 pending patent applications under this license agreement.
A second license agreement relates to the treatment and/or prevention of bacterial disorders, including bacterial pneumonia, tuberculosis and biowarfare agents such as anthrax and includes the licensing of one issued patent — United States Patent No. 7,850,970, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Bacterial Infections. This patent expires on August 26, 2024 and covers the prevention of anthrax infection. Additionally, we have five pending patent applications under this license agreement.
A third license agreement focuses on the treatment and/or prevention of viral disorders and includes the licensing of two issued patents — 1) United States Patent No. 6,849,605, Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections. This patent expires on March 3, 2020 and 2) United States Patent No. 7,807,781 Titled: Inhibitors of Serine Protease Activity, Methods and Compositions for Treatment of Viral Infections. This patent expires on January 28, 2025. Both of these patents cover the prevention of HIV. Additionally, we have four pending patent applications under this license agreement.
In addition to the three licenses with RUC, we are a licensee to a pending patent held by Bio Holding, LLC (“Bio Holding”), a private company, for the treatment of diabetes. Dr. Leland Shapiro, our principal investigator for the University of Colorado Denver (“UCD”) on sponsored research agreements that have been funded by us, is the majority shareholder of Bio Holding and beneficially owns approximately 12% of our common stock as of March 31, 2011.
There are three primary companies that currently manufacture and sell their formulations of AAT for the treatment of genetic deficiency and the treatment for a pulmonary disorder (brand name in parenthesis): (i) Baxter International Inc. (“Baxter”) (Aralast NP TM), (ii) CSL Behring USA (Zemaira®), and (iii) Talecris Biotherapeutics Corp. (“Talecris”) ( Prolastin C®). The total estimated market for AAT in 2010 in the current AAT indications was approximately $475 million according to Talecris, who has approximately 74% of the current market. Our licensed technologies focus on alternative uses of these commercially available products.
To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research Agreements (“SRAs”) related to the licenses with RUC and Bio Holding to further research related to bacterial disorders, viral disorders, cellular transplantation/graft rejection and diabetes-related disorders, and to fund a human clinical trial in Type 1 diabetes. We intend to continue to outsource the normally capital intensive scientific research function to academic research institutions such as UCD. This approach can provide us with a specific scientific budget for funding each application, without the substantial cost of carrying-out basic research internally. With this approach, we expect to be able to work with each project’s lead scientists, overseeing patent application projects and closely managing our corporate overhead. This should allow most of our expenses to be concentrated on research and development efforts and prosecuting the patent applications we have licensed.

Recent Developments
Private Placement
On June 10, 2011, we accepted subscription agreements related to the sale of Units in a private placement (the “2011 Private Placement”). Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 until five years from the initial closing of the 2011 Private Placement. The maximum Units to be sold in the 2011 Private Placement are 4,800,000 resulting in gross aggregate proceeds to the Company of up to $6.0 million. The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, which could include an equity investment of up to $2.0 million in a related party.
On June 10, 2011, we conducted the initial closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 2,463,900 Units for an aggregate subscription price of $3,079,875. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $2,799,745. Certain of our officers and directors purchased an aggregate of 50,000 Units in the initial closing of the 2011 Private Placement. The 2011 Private Placement is expected to close in multiple closings on or before July 31, 2011.
On June 27, 2011, the Company conducted a second closing under the 2011 Private Placement, pursuant to which the Company entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to the Company from such sales totaled approximately $384,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
GVC Capital served as the placement agent for the 2011 Private Placement and earned a commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. A total of 252,171 of 2011 Private Placement PA Warrants were issued in conjunction with the two closings of the 2011 Private Placement.
Type 1 Diabetes Clinical Trial
On June 7, 2010, Omni, RUC and The Barbara Davis Center (collectively with RUC, the “Institution”) entered into an Investigational Site Agreement (the “ISA”), whereby the Institution, acting on our behalf, agreed to arrange, administer and manage a clinical study to evaluate Baxter’s AAT formulation, Aralast NPTM, in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial currently includes 15 patients and is being conducted pursuant to an Investigational New Drug Application (the “IND”) granted to Omni by the United States Food and Drug Administration (“FDA”). The IND allows for the Diabetes Clinical Trial to include up to 50 patients. Base costs, which include the enrollment fee and other incidental charges for the 15 patients will be approximately $585,000. Any increase in the patient size of the Diabetes Clinical Trial would require Omni to raise additional capital. To date, we have expended approximately $365,000 in cash related to the Diabetes Clinical Trial.
In March 2010, Omni and Baxter Healthcare Corporation, a subsidiary of Baxter, (“Baxter Healthcare”) executed a Material Transfer Agreement (the “Material Transfer Agreement”) whereby Baxter Healthcare agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000 (the “Materials”), to Omni for use in the Diabetes Clinical Trial as described above. Omni warrants that the Diabetes Clinical Trial will be conducted under either a waiver to an IND or an IND filed with the FDA. Under the Material Transfer Agreement, we are responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Diabetes Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Diabetes Clinical Trial. In addition, we are required to prepare for Baxter a summary of the information and results generated as of certain milestones during the two-year period of the Diabetes Clinical Trial.

License and Sponsored Research Agreements
Bacterial Disorders License
On May 15, 2006, we entered into our first exclusive license agreement with RUC covering patent applications directed to treatment and/or prevention of bacterial disorders (the “Bacterial License”). Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia. Concurrently, we entered into a three year SRA with RUC on behalf of UCD for research to advance the bacterial disorders license agreement (the “Bacterial SRA”). Under the Bacterial SRA, we made payments aggregating $1,097,460 and we have no further obligations under this SRA. We are continuing to pursue patent rights directed to targeting bacterial disorders with the United States Patent and Trademark Office (“USPTO”) as well as international patent offices, which include Japan, Canada and Europe.
Viral Disorders License
On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders (the “Viral License”). Some of these disorders include, but are not limited to, HIV and influenza. We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the USPTO.
On August 18, 2010, we entered into an SRA with RUC whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA was executed pursuant to the Viral License. We are obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to RUC, and RUC will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted to us an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions. To date, we have made payments in the amount of approximately $110,000 under this SRA.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. The termination of the Viral SRA will be effective 45 days from the date of written notification, unless an earlier termination date is negotiated with RUC. Unless otherwise negotiated with RUC, we must reimburse UCD for the total actual and reasonable costs it has incurred by it under the Viral SRA through the date of termination, including those costs necessary to implement the early termination of the Viral SRA and costs incurred by UCD as a result of non-cancelable obligations, which may extend beyond the date of such termination. In addition, certain indemnification obligations and intellectual property rights will survive the termination of the Viral SRA. The termination of the Viral SRA does not impact the continuance of the Viral License or licensing of the intellectual property and patents (both issued and pending).
Cellular Transplant License
On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection, diabetes and other indications (the “Cellular Transplant License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe.

Bio Holding License
On September 28, 2009, we entered into a license agreement with Bio Holding for patent applications related to the treatment of diabetes (the “Diabetes License”). In addition, the Diabetes License grants us a first refusal to license any other intellectual property owned by Bio Holding that is not part of the Diabetes License.
In consideration for the Diabetes License, we were obligated to pay Bio Holding of $25,000. As additional consideration, we issued to a minority shareholder of Bio Holding a warrant (the “Bio Holding Warrant”) to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share. The Bio Holding Warrant expires on September 28, 2014 and contains a cashless exercise provision. The Bio Holding Warrant was subject to the execution of a subscription and lock-up agreement by the minority shareholder that restricts the sale or transfer of the underlying shares until March 31, 2012. We estimated the fair value of the Bio Holding Warrant on the issuance date at $5,590,980, which was calculated using the Black-Scholes model. The total value ascribed to the Bio Holding License was $5,615,980.
On September 3, 2010 and pursuant to the Diabetes License, Omni and RUC executed an SRA (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either Omni or UCD or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period commencing in September 2010, and to date, we have made payments in the amount of approximately $58,000 under this SRA.
Future royalty payments under our license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License	Field of Use	Royalties	Royalties	Royalties (5)	Royalties (6)

Bacterial License	Bacterial	$25,000 per year starting May 15, 2011	(1)	4% of Net Sales	20% to 30%

Viral License	Viral (including HIV)	$50,000 per year after first commercial sale	(2)	4% of Net Sales	20% to 30%

Cellular Transplant License	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	(3)	3% of Net Sales	20% to 30%

Diabetes License	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.

(5)	Earned Royalties are based on direct net sales of product by Omni.

(6)	Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
Possible Future Clinical Trials Through Strategic Partnerships
In February 2011, we announced that we had obtained letters of intent for conducting future clinical trials as follows: (1) treatment of GVHD in bone marrow transplant patients; (2) two separate human clinical trials for the treatment of transplant rejection in kidney transplant recipients; (3) the initiation of a late stage Type 1 diabetes trial; and (4) the initiation of a trial in Type 2 diabetics that are not responding to currently available forms of therapy and are at risk of severe cardiovascular complications. We believe that advancing clinical trials in these indications could provide additional commercial opportunities where our intellectual property position is currently the strongest. As a first step, we will need to create a partnership, most likely with an existing AAT Manufacturer, and with that partnership discuss the commercial viability of these indications. Based on their assessment of their current and future AAT production capabilities, their current and potential new AAT markets and the strength and commercial application of our intellectual property in these indications, we would hope to form a strategic partnership with one or more of them. We would position such a partnership(s) to supply AAT product free of charge and to fund the non-drug clinical trial costs. Subject to available financing, we would likely first commence a GVHD clinical trial.
Significant Trends, Uncertainties and Challenges
We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:
•	Our ability to raise sufficient capital to fund our operations and future clinical trials;
•	The continued expected growth in the biopharmaceutical sector;
•	Our ability to license key intellectual property and protect our current intellectual property relating to our development of therapies;
•	Our ability to fund and enter into SRAs and clinical trials necessary for our development of therapies;
•	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
•	Our ability to shepherd potential therapies through the FDA approval process;
•	Our ability to compete against companies in our industry with greater resources; and
•	Our ability to partner with an existing AAT Manufacturer.
Results of Operations — Fiscal Year Ended March 31, 2011 Compared to Fiscal Year Ended March 31, 2010
The following discussion relates to Omni’s operations for the year ended March 31, 2011 (“Fiscal year 2011”) as compared to the year ended March 31, 2010 (“Fiscal year 2010”).
Net loss — For Fiscal year 2011, we reported a net loss of $8,225,477 as compared to a net loss of $15,478,874 for Fiscal year 2010, a decrease of $7,253,397. This decrease was primarily attributable to a non-cash charge of $5,615,980 related to a license fee and a non-cash charge of $2,479,000 related to a modification of a warrant recorded in Fiscal year 2010. These variances are further discussed below.

General and administrative expenses — General and administrative expenses for Fiscal year 2011 were $7,649,818, and included $6,466,435 of share-based compensation, as compared to $7,375,732 in Fiscal year 2011, which included $6,395,302 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure, as we are in development stage, have not recorded any revenue since inception and closely monitor operating expenses to manage and control cash. Accordingly, excluding share-based compensation, general and administrative expenses for Fiscal year 2011 were $1,183,383 as compared to $980,430 for Fiscal year 2010, an increase of $202,953 or approximately 21%. This increase was primarily due to higher expenses in the following categories: 1) office rent and investor relations, which increased approximately $85,000 (both of which commenced in the three months ended March 31, 2010); 2) business insurance, which increased approximately $81,000 as a result of higher director and officer insurance premiums; 3) approximately $53,000 of expenses incurred for a pilot study in biohazard treatments, which commenced in March 2010; and 4) officer salaries of approximately $57,000 as a result of part-time CEO compensation commencing in May 2010, and higher CFO compensation as a result of the position becoming a full-time position in January 2010. Legal expenses related to SEC compliance, capital raising and intellectual property protection for Fiscal year 2011 decreased approximately $87,000 from Fiscal year 2010.
Research and development — For Fiscal year 2011, we incurred approximately $578,000 of research and development expense related to: 1) the Clinical Trial, as a result of the commencement of patient infusions in October 2010; and 2) the Viral and Diabetes SRAs. For Fiscal year 2010, we had no research and development expense.
License fee — related party — During Fiscal year 2010, we executed the Diabetes License. The total value ascribed to the license agreement was $5,615,980, which was expensed during Fiscal year 2010. The license fee was comprised of a cash payment of $25,000 and a warrant to purchase 650,000 shares of our common stock, which was valued using the Black-Scholes model in the amount of $5,590,980.
Non-operating income (expense) — For Fiscal year 2011, non-operating income, net of non-operating expense, was $1,854 and was comprised of interest income of $4,854 and accretion expense of $3,000 on a note with a related party. For Fiscal year 2010, non-operating expense, net of non-operating income, was $2,487,162 and was comprised of a non-cash charge of $2,479,000 related to a common stock warrant modification, interest income of $3,838 and accretion expense of $12,000 on a note with a related party.
Results of Operations — Fiscal Year Ended March 31, 2010 Compared to Fiscal Year Ended March 31, 2009
The following discussion relates to Omni’s operations for Fiscal year 2010) as compared to the year ended March 31, 2009 (“Fiscal year 2009”).
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
Other operating expense — In Fiscal year 2010, we executed the License Agreement with Bio Holding, a related party, whose majority shareholder is a significant shareholder of Omni. We paid a license fee of $25,000 and issued to the minority shareholder of Bio Holding a warrant to purchase 650,000 shares of our common stock at an exercise price of $3.00. The value of the warrant was calculated at $5,590,980 using the Black-Scholes pricing model, and this amount was recorded as a non-cash operating expense for Fiscal year 2010. For Fiscal year 2009, we incurred non-cash operating expenses in the amount of $719,772 associated with issuances of shares of our common stock to the University License Equity Holdings, Inc., a beneficiary of RUC, that were required under anti-dilution provisions associated with our licenses for viral disease treatment and cellular transplantation/graft rejection.

Research and development — Research and development expenses for Fiscal year 2010 were $-0- as compared to $241,300 in Fiscal year 2009. The decrease was attributable to not having any SRAs in place for Fiscal year 2010.
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
Interest income/expense net — For Fiscal year 2010, we recorded net interest income of $3,838 as compared to net interest expense of $6,140 for Fiscal year 2009. The net increase in interest income for Fiscal year 2010 was primarily due to interest earned on an interest-bearing cash account as a result of our private placement equity offering that generated approximately $1.8 million and occurred during December 2009 and January 2010 (the “2010 Private Placement”).
Liquidity and Capital Resources
Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development-stage status, no revenue recognized since inception or likely to be recognized in the near term, and our inception to date net losses, which total approximately $31.2 million and include non-cash charges of approximately $25.8 million. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.
We expect that the cash raised in the 2011 Private Placement will allow us to fund our operations for approximately the next twelve months based on current operating levels, however, we will likely need to engage in additional capital raising to operate beyond that period. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond June 30, 2012.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents were $302,000 and $1.8 million at March 31, 2011 and 2010, respectively.
Cash Flows from Operating Activities
For Fiscal year 2011, net cash used in operations was 1,722,739. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $1,183,383 and research and development expense of $577,513. For Fiscal year 2010, net cash used in operations was $1,793,869. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $980,040 and a reduction in accounts payable, amounts due under the Bacterial SRA, accrued liabilities and amounts due to related parties, which totaled approximately $814,000. The significant decrease in these liabilities was a result of a significant pay-down on these liabilities during the first quarter of Fiscal year 2010, which had largely been incurred during the first nine months of Fiscal year 2009 because we had negligible cash on hand during Fiscal year 2009 to settle liabilities on reasonable and, as applicable, contractual payment terms.

Cash Flows from Investing Activities
For fiscal years 2011 and 2010, we did not generate or expend cash from investing activities.
Cash Flows from Financing Activities
For fiscal year 2011, we generated approximately $222,000 of cash related to the exercise of common stock purchase warrants from investors. For fiscal year 2010, we generated $1,790,840 of cash from financing activities, of which $1,786,890 was generated from the 2010 Private Placement.
Anticipated Cash Commitments
During the remainder of 2011, we may expand the patient size of the Clinical Trial and potentially fund an additional clinical trial, both subject to raising additional equity or debt capital or developing a strategic partnership.
Contractual Obligations
Our cash payments due under contractual obligations as of March 31, 2011 were as follows:

	Less than			More than
	1 Year	1 - 3 Years	3 - 5 Years	5 Years	Total

Diabetes Clinical Trial	$365,000	$—	$—	$—	$365,000
SRA payments (1)	250,000	110,000			360,000
Corporate office lease	19,666	16,727	—	—	36,393
Office equipment lease	2,298	2,107	—	—	4,405

	$636,964	$128,834	$—	$—	$765,798

(1)	As of June 8, 2011, we gave notice to terminate the Viral SRA and our obligations under SRA payments may be reduced.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 15 in this report. The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation which is further disclosed in Note 7 to our consolidated financial statements; research and development cost; capitalization of license agreements and impairment analysis of the capitalized license costs; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.
Share-based Compensation
A significant amount of our general and administrative expenses for the years ended March 31, 2011, 2010 and 2009 is comprised of share-based compensation in the amounts of $6,466,435, $6,395,302 and $740,251, respectively, related to warrants to purchase shares of our common stock issued to employees, consultants and directors. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates estimates as to the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.

For fiscal year 2010, we recorded significant charges in the amount of $8,069,980 for warrants issued as a partial payment for a licensing fee with a related party and for a modification of an outside investor warrant. We calculated the estimated values of these warrants using the Black-Scholes model and assessed the appropriateness of the variables employed in the model, including an appropriate discount to the closing OTC price of our common stock as the result of contractual restrictions on the sale of shares of our common stock underlying these warrants. We are likely to issue more equity instruments, which may be in the forms of common stock with detachable warrants, convertible debt with detachable warrants or convertible preferred with detachable warrants. These potential types of transactions require extensive analysis to determine the proper asset, liability and/or equity classification and the application of estimates in deriving values to be assigned under the Black-Scholes model. Future issuances of these transactions may result in significant expenses being recorded in our consolidated financial statements.
Research and Development Costs
A significant amount of our operating expenses is comprised of costs incurred under SRAs and the Diabetes Clinical Trial, which we group as research and development costs. For Fiscal year 2011, we expensed approximately $578,000 related to research and development activities. Under current GAAP, all research and development costs are expensed as incurred. The accounting for costs incurred for clinical trials is not specifically identified under current GAAP, but we believe that our policy of expensing all specifically identifiable costs for the Diabetes Clinical Trial upon patient infusions is consistent with the principles surrounding accounting for research and development costs and current practice for accounting for clinical drug trials. During Fiscal year 2011, eight patients were infused, and all identifiable costs related to these patients were expensed during this year.
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
As of March 31, 2011, approximately 75% of our total assets were comprised of cash and cash equivalents, which were held in operating and short-term, interest-bearing money market accounts. Additionally, as of March 31, 2011, we did not have any outstanding debt obligations or any credit facilities in place. As we are a development stage company and have not reported any revenue from inception, we currently utilize 100% of our cash and cash equivalents on hand to fund general operating expenses and research and development activities. We do not anticipate investing any cash or cash equivalents in any marketable equity or debt securities in the foreseeable future and, as such, we are not subject to interest rate risk associated with debt securities or debt obligations or market risk associated with equity securities investments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Financial Statements
Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report.
Supplementary Data
Supplementary data for each quarter in our fiscal years ended March 31, 2011 and 2010 is as follows:

	For the Quarter Ended
Fiscal Year 2011	June 30	September 30	December 31	March 31

Net sales	$—	$—	$—	$—
Net loss	(2,735,325)	(2,714,431)	(1,341,055)	(1,434,666)
Net loss per share — basic and Diluted	(0.10)	(0.10)	(0.05)	(0.05)

	For the Quarter Ended
Fiscal Year 2010	June 30	September 30	December 31	March 31

Net sales	$—	$—	$—	$—
Net loss	(807,096)	(6,533,403)	(5,032,094)	(3,106,291)
Net loss per share — basic and diluted	(0.03)	(0.25)	(0.19)	(0.11)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.
None.

ITEM 9A.	CONTROLS AND PROCEDURES.
Evaluation of Disclosure Controls and Procedures
We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2011, and concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting
Our management, including the Chief Executive Officer and the Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As of March 31, 2011, management concluded that our internal control over financial reporting was effective as of such date.
Hein & Associates LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc.
We have audited Omni Bio Pharmaceutical, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Omni Bio Pharmaceutical, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Omni Bio Pharmaceutical, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Omni Bio Pharmaceutical, Inc. and our report dated June 29, 2011 expressed an unqualified opinion.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
June 29, 2011

ITEM 9B.	OTHER INFORMATION.
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
Executive Officers and Directors
The following table sets forth the names and ages of each of our directors and executive officers as of June 6, 2011:

Name	Age	Position

James D. Crapo	68	Chief Executive Officer and Director
Robert C. Ogden	50	Chief Financial Officer, Secretary and Treasurer
Edward C. Larkin	60	Chief Operating Officer
Charles A. Dinarello	68	Chief Scientific Officer
Vicki D.E. Barone	51	Chairperson of the Board
Michael D. Iseman	72	Director
Michael D. Wort	61	Director
Albert L. Kramer	78	Director
Steven M. Bathgate	56	Director
Jeffrey S. Sperber	46	Director
The directors named above serve for one-year terms until our next annual meeting of stockholder or their earlier resignation or removal. Information concerning our directors and our executive officers is set forth below:
James D. Crapo, MD has served as our Chief Executive Officer and a member of our Board of Directors since March 2011, and he also has served on our Scientific Advisory Board since March 2009. Since 1996, Dr. Crapo has been a Professor at National Jewish Medical and Research Center (“NJH”), where he served as Executive Vice President of Academic Affairs and Chairman of Medicine from 1996 to 2004. NJH is a private institution specializing in immunology and allergic diseases. From July 2004 to December 2004, Dr. Crapo served as Chief Executive Officer of Aeolus Pharmaceuticals, Inc., a developer of a new class of catalytic anti-oxidant compounds that protects healthy tissue from the damaging effects of radiation. He was the first scientist to extend Dr. Fridovich’s and Dr. Joe McCord’s original discovery of superoxide dismutase, a natural antioxidant referred to as “SOD,” to mammalian models of disease.
Prior to joining NJH, Dr. Crapo spent over 15 years as the Chief of the Pulmonary and Critical Care Medicine Division at Duke University Medical Center. He is involved in a number of professional societies, including service on the NHLBI Advisory Council and serving as President of the American Thoracic Society and President of the Fleischner Society. He currently serves on the board of directors and as the chairman of the audit committee of Lifevantage Corporation (LFVN.OB), a maker of science-based solutions to oxidative stress. From 2007 to 2009, he served as the chairman of the board of directors of Lifevantage Corporation. We believe that Dr. Crapo’s prior and current director positions with public companies and his scientific and business executive expertise give him the qualifications and skills to serve as a director.
Robert C. Ogden has served as our Chief Financial Officer, Treasurer and Secretary since May 2009. From 2007 to 2009, Mr. Ogden was a financial consultant, primarily providing services to public companies, including Fortune 500 and micro-cap entities. From May 2004 to June 2007, Mr. Ogden served as Chief Financial Officer, Treasurer and Secretary of SAN Holdings, Inc., a publicly-traded data storage solutions provider and software company, where he was responsible for all administrative and finance functions. In November 2007, SAN Holdings, Inc. filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code. From 2000 to May 2004, he was a multi-industry financial consultant providing financial controller and reporting services to both private and public companies. His prior experience includes financial executive positions with two micro-cap companies. Mr. Ogden began his career as a public accountant with PricewaterhouseCoopers LLP. Mr. Ogden received a BS in Commerce from the University of Virginia and is a CPA.

Edward C. Larkin has served as our Chief Operating Officer since May 2009. From March 2009 until May 2009, Mr. Larkin served as our Interim Chief Financial Officer. From January 2007 until March 2009, he served as Interim Chief Financial Officer of Apro Bio Pharmaceutical Corporation, our predecessor operating company (“Apro Bio”). Currently, Mr. Larkin is also a registered broker with GVC Capital LLC (“GVC Capital”) and from 2002 until February 2010, he served as Director of Corporate Finance for GVC Capital. His prior experience has included a variety of executive positions with several investment banking firms and he began his career with FINRA (formerly the NASD). He is one of the 12 founding members and a former member of the board of directors of the National Investment Banking Association. Mr. Larkin received a BS in Finance and Marketing from the University of Colorado and an MBA from the University of Denver.
Charles A. Dinarello, MD has served as our Chief Scientific Officer since March 2011 and is a member of our Scientific Advisory Board. From March 2009 through March 2011, he served as our Acting Chief Executive Officer and a member of our Board of Directors. Since 1996, Dr. Dinarello has been Professor of Medicine and Immunology at the University of Colorado Denver. Prior to joining the University of Colorado Denver, he was Professor of Medicine at Tufts University. Dr. Dinarello has published over 700 original research articles on cytokines, particularly interleukin-1 (IL-1) and tumor necrosis factor, and is considered a “founding father” of cytokine biology. Dr. Dinarello currently serves as a director of Techne Corporation (NASDAQ NNM: TECH), and is a Scientific Advisory Board member of Senesco Technologies, Inc., Source MDx, Inc., GlobeImmune, Inc., and Capstone Pharmaeuticals, Inc. He is also a member of the editorial board of the Proceedings of the National Academy of Sciences.
Vicki D.E. Barone has served as the Chairperson of our Board of Directors since March 2009 and is a member of our Audit Committee. From March 2008 until March 2009, she was the Chairperson of the Board of Directors of Apro Bio. Since 1996, Ms. Barone has served as the Chief Financial and Compliance Officer for GVC Capital where she is also a Senior Managing Partner and a member of the Commitment Committee, and actively manages the corporate finance projects of the firm. Since 2010, she has served on the board of the National Investment Banking Association, which she also served on from 2005 to 2007, including serving as the Chairperson in 2007 and Secretary and Treasurer in 2006. She is a CPA and a Certified Financial Planner and received a BS in Finance and MS in Accounting from the University of Colorado. We believe that Ms. Barone’s executive, financial and business expertise, including her background as the chairperson of the Board of Directors of another company, give her the qualifications and skills to serve as a director and as the Chairperson of our Board of Directors.
Michael D. Iseman, MD has served as a member of our Board of Directors since March 2009. From August 2008 until March 2009, he was a director of Apro Bio. Since 1980, Dr. Iseman has been a Professor of Medicine at the University of Colorado Denver with appointments in the Division of Pulmonary Medicine and the Division of Infectious Diseases. Since 1983, he has also been a physician with NJH and currently serves as its Chief of Clinical Mycobacterial Disease Service. Dr. Iseman received his undergraduate degree with honors from Princeton University and his MD from Columbia University’s College of Physicians and Surgeons. We believe that Dr. Iseman’s scientific and business expertise, including his background as a former director of another company, give him the qualifications and skills to serve as a director.
Michael D. Wort has served as a member of our Board of Directors since March 2009. Mr. Wort was a founder of Apro Bio, which commenced operations in February 2006. From October 2008 until March 2009, he was a director of Apro Bio and from October 2008 until December 2008, he served as its Interim Chief Executive Officer. Since 2007, Mr. Wort has served as the Managing Director of De Facto Communications, a subsidiary of Chime Communications, which is listed on the London Stock Exchange. In 2004, Mr. Wort founded MC BioCommunications, an investor and public relations firm specializing in emerging bioscience companies. He is also a founder and director of BeckPharma Limited, a technology transfer company, and PharmScape, a biotechnology consultancy company, both of which were founded in 2003. Mr. Wort’s other prior experience includes various sales, marketing and general management positions with GlaxoSmithKline plc. Additionally, he has served as an advisor and consultant on fund raising for more than 15 small-cap, biotechnology companies. Mr. Wort received his BSC in Applied Biology and is a Chartered Graduate Biologist in Industrial Microbiology. We believe that Mr. Wort’s management, financial and industry expertise give him the qualifications and skills to serve as a director.

Albert L. Kramer has served as a member of our Board of Directors since March 2009. From April 2008 until March 2009, he was a director of Apro Bio. Since 1993, Mr. Kramer has served as an attorney with the Kramer Law Firm. From 1993 to 2005, Mr. Kramer served as Special Counsel to Syratech Corporation. From 2004 to 2008, he served as Chief Counsel to Travelers Marketing, LLC. From 1975 to 1992, Mr. Kramer served as a District Court Judge for the Massachusetts Trial Court. He received his undergraduate and law degrees from Boston University. We believe that Mr. Kramer’s legal and financial expertise give him the qualifications and skills to serve as a director.
Steven M. Bathgate has served as a member of our Board of Directors since March 2009. From April 2008 until March 2009, he was a director of Apro Bio. Since 1996, Mr. Bathgate has served as Senior Managing Partner of GVC Capital and is one of its founders. Prior to starting GVC Capital, he was Chairman and Chief Executive Officer of Cohig & Associates, Inc., an investment banking firm. Mr. Bathgate currently serves on the board of directors of Peerless Systems Corp. (Nasdaq: PRLS), Creston Resources, Inc. (Pink Sheets: CSTJ) and formerly served on the board of directors of Birner Dental Management Services, Inc. (Nasdaq: BDMS). He received a BS degree in Finance from the University of Colorado. We believe that Mr. Bathgate’s executive and business expertise, including his background as a director for several public companies, give him the qualifications and skills to serve as a director.
Jeffrey S. Sperber has served as a member of our Board of Directors since October 2009 and currently serves as the Chairman of our Audit Committee. Since October 2010, he has served as the Chief Financial Officer of Arrogene Nanotechnology, Inc., a development-stage biotechnology firm. From 2005 through June 2011, Mr. Sperber served as the Chief Financial Officer and a director of Ceragenix Pharmaceuticals, Inc., a publicly traded medical device company (Pink Sheets: CGXP). In June 2010, Ceragenix Pharmaceuticals, Inc. filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code. The proceeding is still ongoing. From 2001 to 2004, he served as the Vice President and Controller of TeleTech Holdings, Inc., a $1 billion global public company providing outsourced call center services. Mr. Sperber began his career at an public accountant with Arthur Andersen LLP and received his CPA license in the State of Colorado, which has since expired. He received a BS in Accounting from Colorado State University. We believe that Mr. Sperber’s financial, accounting and business expertise, including his background as the Chief Financial Officer of a public company, gives him the qualifications and skills to serve as a director and as the Chairman of our Audit Committee.
Compliance With Section 16(a) Of The Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2011, we believe that all filings required to be made during fiscal year ended March 31, 2011.
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
Audit Committee
We have a separately-designated standing audit committee comprised of two members, Jeffrey Sperber (Chairman) and Vicki Barone. The Board of Directors has determined that Jeffrey Sperber is an independent director in accordance with SEC rules. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the independent auditors, and reviews and approves in advance all audit and non-audit services (other than prohibited non-audit services) performed by the independent auditors. In addition, the Audit Committee reviews and discusses with management and the independent auditors the audited financial statements included in our filings with the SEC; oversees our compliance with legal and regulatory requirements; and meets separately with the independent auditors as often as deemed necessary or appropriate by the Committee. In this regard, the Audit Committee also reviews major issues regarding accounting principles and financial statement presentation, and periodically discusses with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures.
The Board of Directors has determined that Jeffrey Sperber is an “audit committee financial expert” as such term is defined in applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION.
Compensation Discussion and Analysis
General Philosophy and Objectives
Our success depends on the expertise, talent, experience and long-term commitment of our executive management. Currently, we do not have a Compensation Committee. Our Chairperson, with consultation from our Board, has determined base salaries and equity-based compensation for our executive officers. Overall, our compensation practices and programs are intended to achieve the following objectives:
•	To attract, retain, motivate and reward key employees to drive the successful implementation of our current and long-term strategic, business and financial goals;
•	To align the financial interests of our executives with those of our shareholders;
•	To establish appropriate incentives for management and employees that are consistent with our culture and values; and
•	To provide an annual compensation program with a high emphasis on long-term equity-based compensation.
To accomplish these objectives, we use a combination of base salary and equity-based compensation, which has been in the form of common stock purchase warrants and restricted stock units. We believe this creates an environment that allows us to achieve our objectives and maximize value for our shareholders. Currently, we do not have a shareholder approved equity compensation plan.
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
Salaries
Salaries paid to our other executive officers are determined by evaluating the responsibilities of the position held and the experience of the individual, and by reference to the competitive marketplace for executive talent. Due to our limited cash, salary levels are below the industry average and we did not pay any cash bonuses in Fiscal year 2011.
Equity Incentive Compensation
The use of equity-based compensation is intended to align the interests of the executives and other key employees with those of the stockholders. Equity-based compensation also serves to increase management ownership in the Company, provides a level of deferred compensation, aids in employee retention and conserves cash. In the near term, we believe that equity compensation is the best means to motivate our executive officers to perform at a high level and in the best interest of our shareholders.

Equity-based compensation for our executive officers is based primarily on three factors: (1) an evaluation of the responsibilities of the executive officer’s position; (2) the competitive marketplace for executive talent; and (3) executive compensation of similar size and industry type companies. During Fiscal year 2011, our Board of Directors granted restricted stock units (“RSUs”) to our Chief Executive Officer (“CEO”) and Chief Scientific Officer (“CSO”). In determining the number of RSUs to grant to these individuals, the Board of Directors considered each individual’s position, the number of shares of common stock and common stock purchase warrants outstanding, their base salaries and the equity ownership of our other executive officers and directors. Both the CEO and CSO received grants of RSUs when they commenced service in their current positions with us. These grants vest over three years assuming continuous service with us. The Board of Directors may consider additional grants of RSUs to these individuals and the other executive officers commensurate with any additional equity capital that we may raise.
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
Compensation Committee Report
The Board of Directors has reviewed the foregoing Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K and discussed the Compensation Discussion and Analysis with the Company’s management. Based on such review and discussions with management, the Board of Directors has determined that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.
BOARD OF DIRECTORS
Vicki D.E. Barone
Michael D. Iseman
Michael D. Wort
Jeffrey S. Sperber
Albert L. Kramer
Steven M. Bathgate
James D. Crapo

Summary Compensation Table
The following table sets forth the total compensation earned by each of our named executive officers for Fiscal year 2011. Our named executive officers (“NEOs”) are our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, and Chief Scientific Officer.

					All Other
Name and Principal	Fiscal	Salary	Stock Awards (1)	Option Awards (2)	Compensation
Position	Year	($)	$	$	($)	Total ($)

James D. Crapo (3)	2011	$12,000	$1,125,000	$—	$—	$1,137,000
Chief Executive Officer

Charles A. Dinarello (4)	2011	$35,000	$562,500	$—	$—	$597,500
Chief Scientific Officer	2010	$—	$—	$6,896,971	$—	$6,896,971
(formerly Acting Chief Executive Officer)

Robert C. Ogden (5)	2011	$112,500	$—	$	$—	$112,500
Chief Financial Officer	2010	$72,500	$—	$3,227,663	$—	$3,300,163

Edward C. Larkin (6)	2011	$130,000	$—	$—	$12,654	$142,654
Chief Operating Officer	2010	$130,000	$—	$—	$10,146	$140,146

(1)	The amounts shown represent the fair value of RSUs granted to the named executive officers based on the closing price of our common stock on March 31, 2011 as quoted by the OTCBB.

(2)	The amounts shown represent the estimated fair value on the date of grant of common stock purchase warrants granted to the named executive officers. The estimated fair value was calculated using the Black-Scholes pricing model.

(3)	Dr. Crapo was appointed as our Chief Executive Officer on March 1, 2011. Dr. Crapo’s salary for Fiscal year 2011 represents salary paid from that date through March 31, 2011. Effective with the commencement of his employment, he was granted 300,000 RSUs, which vest as follows: 100,000 on March 1, 2012, 100,000 on March 1, 2013 and 100,000 on March 1, 2014.

(4)	Dr. Dinarello served as our Acting Chief Executive Officer through February 22, 2011, and as of that date was appointed Chief Scientific Officer. For Fiscal year 2011, he was paid $2,500 per month, commencing May 1, 2010 for his services as our Acting Chief Executive Officer. Effective March 1, 2011, he is being paid $10,000 per month for his services as Chief Scientific Officer. On March 1, 2011, he was granted 150,000 RSUs, which vest over a three-year period as follows: 50,000 on March 1, 2012, 50,000 on March 1, 2013 and 50,000 on March 1, 2014. During Fiscal year 2010, he was granted warrants to purchase 1,200,000 shares of our common stock. 600,000 warrants are currently exercisable at $0.50 per share and 300,000 are currently exercisable at $3.00 per share.

(5)	During Fiscal year 2010, Mr. Ogden was granted warrants to purchase 350,000 shares of our common stock. 50,000 are currently exercisable at $0.50 per share and 140,000 are currently exercisable at $3.00 per share.

(6)	Mr. Larkin received other compensation in the form of health and dental insurance premiums paid on his behalf by us.

Outstanding Equity Awards at Fiscal Year-End
The following table provides a summary of equity awards outstanding at March 31, 2011 for each of our NEOs.

	Option Awards					Stock Awards
		Number Of				Number Of		Market Value
	Number Of	Securities				Shares Or		Of Shares Or
	Securities	Underlying				Units Of		Units Of
	Underlying	Unexercised		Option		Stock That		Stock That
	Unexercised	Options		Exercise		Have Not		Have Not
	Options	Unexercisable		Price	Option Expiration	Vested		Vested (5)
Name	Exercisable(#)	(#)		($)	Date	(#)		($)

James D. Crapo					—	300,000	(3)	$900,000

Charles A. Dinarello	600,000	—		$0.50	April 7, 2016
	300,000	300,000	(1)	$3.00	November 13, 2016
					—	150,000	(4)	$450,000

Robert C. Ogden	50,000	—		$0.50	April 15, 2016
	140,000	160,000	(2)	$3.00	November 13, 2016

(1)	The warrants were granted on December 16, 2009 and vest as follows: 150,000 on March 31, 2012 and 150,000 on March 31, 2013.

(2)	The warrants were granted on December 16, 2009 and vest as follows: 80,000 on September 30, 2011 and 80,000 on September 30, 2012.

(3)	Represent RSUs and vest as follows: 100,000 on March 1, 2012, 100,000 on March 1, 2013 and 100,000 on March 1, 2014.

(4)	Represent RSUs and vest as follows: 50,000 on March 1, 2012, 50,000 on March 1, 2013 and 50,000 on March 1, 2014.

(5)	Calculated based on the closing price of our common stock on March 31, 2011 as reported by the OTCBB.
Option Exercises and Stock Vested
None of our NEOs exercised warrants or options during Fiscal year 2011.
Potential Payments Upon Change in Control
James Crapo is eligible to receive a cash bonus upon the sale of us or sale of certain of our intellectual property as follows: 1.0% of the total net cash proceeds received by us for a transaction up to $100 million; 1.5% of the total net cash proceeds received by us for a transaction above $100 million up to $200 million; 2.0% of the total net cash proceeds received by us for a transaction above $200 million up to $300 million; and 3.0% of the total net cash proceeds received by us for a transaction that exceeds $300 million.
Director Compensation
Currently, we do not have a formal director compensation plan and in the past we compensated directors in the form of common stock purchase warrants. Equity-based awards may be issued to directors on a discretionary basis by a vote of the directors. During Fiscal year 2011, we did not grant any equity-based awards or pay any other form of compensation to any of our directors.

Compensation Committee Interlocks and Insider Participation
We do not have a separately-designated standing Compensation Committee, rather the entire Board of Directors acts as the Compensation Committee. None of our executive officers participated in the deliberations of the Board of Directors concerning executive compensation. None of our executive officers serves as a member of a board of directors or compensation committee of any entity that has one or more executive officers who serve on our Board of Directors.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 10, 2011 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

			Percent of
	Number of Shares		Outstanding
Name of Beneficial Owner	Beneficially Owned		Shares (1)

5% Stockholders:

BOCO Investments, LLC	7,584,000	(2)	21.13%
262 East Mountain Avenue Fort Collins, CO 80524

Leland Shapiro	3,368,750	(3)	10.71%
8765 East 29th Place Denver, CO 80238

F. Steven and Gayle S. Mooney	5,585,000	(4)	16.31%
3677 S. Huron Street, Suite 102 Englewood, CO 80110

Directors and Named Executive Officers:

Vicki D.E. Barone	1,887,743	(5)	5.95%

Michael D. Iseman	200,000	(6)	*

Michael D. Wort	1,150,000	(7)	3.64%

Albert L. Kramer	925,000	(8)	2.93%

Steven M. Bathgate	1,931,364	(9)	6.10%

Jeffrey S. Sperber	100,000	(10)	*

Charles A. Dinarello	900,000	(11)	2.78%

Edward C. Larkin	520,000	(12)	1.65%

Robert C. Ogden	210,000	(13)	*

James D. Crapo	—		—

All directors and executive officers as a group (10 persons)	6,847,357		20.35%

*	Less than one percent

(1)	Applicable percentage of ownership is based on 31,444,396 shares of common stock outstanding on June 10, 2011. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities. Shares of common stock issuable from vested RSUs or RSUs that vest within 60 days of June 10, 2011 or upon the exercise of common stock purchase warrants exercisable currently or within 60 days of June 10, 2011 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such warrant for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder. Unless otherwise provided, the address of all stockholders is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

(2)	Includes 3,134,000 shares owned, 3,000,000 shares underlying warrants currently exercisable at $0.50 per share and 1,450,000 shares underlying a warrant currently exercisable at $1.00 per share.

(3)	Based solely on information included in a Form 3 filed with the SEC on April 10, 2009. Represents 3,368,750 shares owned.

(4)	Includes 2,785,000 shares owned, 800,000 shares underlying a warrant currently exercisable at $0.50 per share, 400,000 shares underlying a warrant currently exercisable at $1.00 per share and 1,600,000 shares underlying a warrant currently exercisable at $2.00 per share.

(5)	Includes 637,437 shares directly owned (of which 35,000 shares are held by Ms. Barone’s IRA), 100,000 shares underlying a warrant currently exercisable at $1.00 per share, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 10,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 6,778 shares underlying a warrant currently exercisable at $2.50 per share and 6,778 shares underlying a warrant currently exercisable at $3.75 per share. Also includes 976,750 shares owned by GVC Capital, of which Ms. Barone is a Senior Managing Partner. Ms. Barone disclaims beneficial ownership of these shares.

(6)	Includes 75,000 shares underlying a warrant currently exercisable at $1.25 per share and 125,000 shares underlying a warrant currently exercisable at $3.00 per share.

(7)	Includes 1,000,000 shares owned, 50,000 shares underlying a warrant currently exercisable at $1.25 per share and 100,000 shares underlying a warrant currently exercisable at $3.00 per share.

(8)	Includes 775,000 shares owned, 100,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(9)	Includes 45,000 shares directly owned (all of which are held by Mr. Bathgate’s IRA), 604,000 shares owned by Mr. Bathgate’s spouse, 50,000 shares owned by Mr. Bathgate’s daughter, 30,000 shares owned by Bathgate Family Partnership Ltd., 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 20,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 2,807 shares underlying a warrant currently exercisable at $2.50 per share and 2,807 shares underlying a warrant currently exercisable at $3.75 per share. Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his family members and Bathgate Family Partnership Ltd. Also includes 976,750 shares owned by GVC Capital, of which Mr. Bathgate is a Senior Managing Partner. Mr. Bathgate disclaims beneficial ownership of these shares.

(10)	Includes 100,000 shares underlying a warrant currently exercisable at $3.00 per share.

(11)	Includes 600,000 shares underlying a warrant currently exercisable at $0.50 per share and 300,000 shares underlying a warrant currently exercisable at $3.00 per share.

(12)	Represents 510,000 shares owned and 10,000 shares underlying a warrant currently exercisable at $2.00 per share.

(13)	Includes 10,000 shares owned, 50,000 shares underlying a warrant currently exercisable at $0.50 per share, 10,000 shares underlying a warrant currently exercisable at $2.00 per share and 140,000 shares underlying a warrant currently exercisable at $3.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
Related Parties and Transactions
There were no related party transactions to report under this Item for the fiscal year ended March 31, 2011.
Approval of Related Party Transactions
We have not formally adopted any policies or procedures for approval of related party transactions. All proposed related party transactions are disclosed to our Board of Directors and are considered and approved on a case-by-case basis.
Director Independence
The Board of Directors has determined that each of Jeffrey Sperber, Michael Iseman, Albert Kramer and Michael Wort is an independent director and each of Vicki Barone and Steven Bathgate is not an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc. Ms. Barone and Mr. Bathgate are not deemed independent as a result of the positions each holds at GVC Capital. GVC served as the placement agent in our private placement equity transactions in 2009, 2010 and the current one that commenced in June 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.
Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 5, 2009 and audited our financial statements for the fiscal years ended March 31, 2011 and 2010. An estimate of the pre-approved audit fees for Hein’s audit of the financial statements for the fiscal year ended March 31, 2011 are included in the total of audit fees for 2011, but will be billed in fiscal year 2012.

	2011	2010

Audit Fees	$116,640	$85,490
Audit-Related Fees	—	—
Tax Fees	5,000	5,000
All Other Fees	—	—

Total	$121,640	$90,490

Audit Fees
This category includes the aggregate fees billed for professional services for the audit of our annual financial statements for the fiscal years ended March 31, 2011 and 2010, the audit of the effectiveness of our internal control over financial reporting as of March 31, 2011 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ended March 31, 2011 and 2010.
Audit-Related Fees
There were no fees billed during the fiscal years ended March 31, 2011 and 2010 for assurance and related services rendered by Hein that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above.
Tax Fees
This category includes fees billed for professional services for tax compliance, tax advice and tax planning.

All Other Fees
There were no fees billed during the fiscal years ended March 31, 2011 and 2010 for products and services provided by Hein, other than the services referred to above.
The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Committee or Company management. For the fiscal years ended March 31, 2011 and 2010, all audit fees were reviewed and approved in advance of such services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a) Consolidated Financial Statements - See Index to Consolidated Financial Statements at page F-1 of this Report.
(b) Financial Statement Schedules - Not applicable.
(c) Exhibits

EXHIBIT #	DESCRIPTION

2.1	Agreement of Merger and Plan of Reorganization dated November 17, 2008 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 21, 2008)

2.2
Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated February 11, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2009)

2.3
Second Agreement to Amend and Extend Agreement of Merger and Plan of Reorganization dated March 11, 2009 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on March 13, 2009)

2.4
Third Agreement to Amend Agreement of Merger and Plan of Reorganization dated March 30, 2009 (incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

2.5
Agreement and Plan of Merger between Maxcure Pharmaceutical, Inc. and Apro Bio Pharmaceutical Corporation dated March 18, 2008 (incorporated by reference to Exhibit 2.5 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010)

3.3	Articles of Amendment for Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 2, 2009)

10.1
Exclusive License Agreement with the Regents of the University of Colorado dated May 15, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.2
Exclusive License Agreement with the Regents of the University of Colorado dated March 31, 2008, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.3
Exclusive License Agreement with the Regents of the University of Colorado dated November 12, 2008 (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on April 6, 2009)

10.4	License Agreement with Bio Holding, Inc. dated September 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009)

EXHIBIT #	DESCRIPTION

10.5	Form of Advisor Warrant dated March 31, 2009 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

10.6	Subscription Agreement and Letter of Investment (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

10.7	Form of Investor Warrant exercisable at $0.50 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

10.8	Form of Investor Warrant exercisable at $1.00 per share dated March 31, 2009 (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

10.9
Form of Two-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)10.10 Form of Three-Year Subscription and Lock-up Agreement (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed on June 29, 2009)

10.11	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2009)

10.12	Warrant dated April 7, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed on November 8, 2010.

10.13	Warrant dated December 16, 2009 issued to Robert C. Ogden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2009)

10.14
Sponsored Research Agreement, dated September 3, 2010 between Omni Bio Operating, Inc. and the Regents of the University of Colorado (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2010)

10.15
Sponsored Research Agreement, dated August 18, 2010 between Omni Bio Operating, Inc. and the Regents of the University of Colorado (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 24, 2010)

10.16
Investigational Site Agreement, dated June 7, 2010, among Omni Bio Operating, Inc., the Regents of the University of Colorado, The Barbara Davis Center for Childhood Diabetes and Dr. Peter Gottlieb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.17
Material Transfer Agreement, dated March 19, 2010, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010)

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 23, 2010)

EXHIBIT #	DESCRIPTION

21	Subsidiaries of the Company #

23.1	Consent of Hein & Associates LLP #

23.2	Consent of Cordovano and Honeck LLP #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
June 29, 2011	By:	/s/ James D. Crapo
James D. Crapo
Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

June 29, 2011	By:	/s/ James D. Crapo
James D. Crapo
Chief Executive Officer and Director (Principal Executive Officer)

June 29, 2011	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)

June 29, 2011	By:	/s/ Vicki D.E. Barone
Vicki D.E. Barone
Chairperson of the Board

June 29, 2011	By:	/s/ Michael D. Iseman
Michael D. Iseman
Director

June 29, 2011	By:	/s/ Jeffrey S. Sperber
Jeffrey S. Sperber
Director

June 29, 2011	By:	/s/ Albert L. Kramer
Albert L. Kramer
Director

June 29, 2011	By:	/s/ Steven M. Bathgate
Steven M. Bathgate
Director

June 29, 2011	By:	/s/ Edward C. Larkin
Edward C. Larkin
Chief Operating Officer

Omni Bio Pharmaceutical, Inc. and Subsidiary
Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Report of Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets as of March 31, 2011 and 2010	F-4

Consolidated Statements of Operations for the Years Ended March 31, 2011, 2010, 2009 and the period from February 28, 2006 (Inception) through March 31, 2011	F-5

Consolidated Statements of Stockholders’ Equity for the Years Ended March 31, 2011, 2010, 2009 and the period from February 28, 2006 (Inception) through March 31, 2011	F-6

Consolidated Statements of Cash Flows for the Years Ended March 31, 2011, 2010, 2009 and the period from February 28, 2006 (Inception) through March 31, 2011	F-12

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. & Subsidiary
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2011, 2010 and 2009 and for the period from February 28, 2006 (inception) to March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The cumulative statements of operations, stockholders’ equity, and cash flows for the period February 28, 2006 (inception) to March 31, 2010 include amounts for the period from February 28, 2006 (inception) to March 31, 2008, which were audited by other auditors, and our opinion, insofar as it relates to the amounts included for the period February 28, 2006 through March 31, 2008, is based solely on the report of other auditors.
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
In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for the years ended March 31, 2011, 2010 and 2009 and for the period February 28, 2006 (inception) to March 31, 2011, in conformity with U.S. generally accepted accounting principles.
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
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Omni Bio Pharmaceutical, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 29, 2011 expressed an unqualified opinion on the effectiveness of Omni Bio Pharmaceutical, Inc. and Subsidiary’s internal control over financial reporting as of March 31, 20111 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
/s/ HEIN & ASSOCIATES LLP
Denver, Colorado
June 29, 2011

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders:
Omni Bio Pharmaceutical, Inc. & Subsidiary
(formerly Apro Bio Pharmaceutical Corporation)
Greenwood Village, Colorado
We have audited the accompanying consolidated balance sheet of Omni Bio Pharmaceutical, Inc. & Subsidiary (formerly Apro Bio Pharmaceutical Corporation) (A Development Stage Company) as of March 31, 2008 (not separately included herein) and the related consolidated statements of operations, shareholders’ deficit, and cash flows for the period from February 28, 2006 (inception) through March 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omni Bio Pharmaceutical, Inc. & Subsidiary (formerly Apro Bio Pharmaceutical Corporation) as of March 31, 2008 and the consolidated results of their operations and their cash flows for the period from February 28, 2006 (inception) through March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
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
February 28, 2009

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$301,765	$1,802,366
Other current assets	43,541	10,049

Total current assets	345,306	1,812,415

Property and equipment, net	—	848
Intangible assets, net	61,931	67,115

Total long-term assets	61,931	67,963

TOTAL ASSETS	$407,237	$1,880,378

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$41,763	$94,356
Accrued research and development costs	44,736	—
Accrued liabilities	116,500	97,487
Amounts due to related party	3,750	4,125
Note payable — related party, net of discount of $3,000 at March 31, 2010	—	22,000

Total current liabilities	206,749	217,968

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 28,980,496 and 27,987,018 shares issued and outstanding, respectively	28,980	27,987
Additional paid-in capital	31,336,345	24,573,783
Deficit accumulated during the development stage	(31,164,837)	(22,939,360)

Total stockholders’ equity	200,488	1,662,410

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$407,237	$1,880,378

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

				February 28,
				2006 (Inception)
	For the Years Ended March 31,			Through March
	2011	2010	2009	31, 2011

Operating expenses
General and administrative (including share-based compensation of $6,466,435, $6,395,302, $740,251 and $14,327,551, respectively)	$7,649,818	$7,375,742	$1,031,911	$17,983,816
License fee — related party	—	5,615,980	—	5,615,980
Research and development	577,513	—	241,300	1,710,010
Charge for common stock issued pursuant to license agreements	—	—	719,772	763,240

Total operating expenses	8,227,331	12,991,722	1,992,983	26,073,046

Loss from operations	(8,227,331)	(12,991,722)	(1,992,983)	(26,073,046)

Non-operating income (expenses)
Interest income (expense), net	4,854	3,838	(6,140)	(52,393)
Accretion expense on notes payable — related parties	(3,000)	(12,000)	(41,125)	(56,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)	(1,948,237)
Charges for warrants issued in private placement — related parties	—	—	(403,350)	(403,350)
Charges for modifications to warrants	—	(2,479,000)	(152,686)	(2,631,686)

Total non-operating income (expenses)	1,854	(2,487,162)	(2,551,538)	(5,091,791)

Net loss	$(8,225,477)	$(15,478,884)	$(4,544,521)	$(31,164,837)

Basic and diluted net loss per share	$(0.29)	$(0.58)	$(0.25)

Weighted average shares outstanding — basic and diluted	28,331,560	26,845,209	18,254,573

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Balances at February 28, 2006 (inception)	—	$—	—	$—	$—	$—	$—

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	—	—	10,000,000	10,000	—	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	—	—	10,958,333	10,958	648,456	(1,103,388)	(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	—	$—	—	$—	$1,250	$—	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	—	—	18,189,462	18,189	2,535,913	(2,915,955)	(361,853)

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					$1,948,237		$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	—	—	23,164,567	23,164	8,186,704	(7,460,476)	749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		—
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775			775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		—

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	$269	$(269)		$—
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share, as restated					5,590,980		5.590,980
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		—
Modification to common stock purchase warrants (October 2009 at estimated fair value of $9.92 per share), as restated					2,479,000		2,479,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		—
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010), as restated					6,395,302		6.395,302
Contributed rent					3,780		3,780
Net loss						(15,478,884)	(15,478,884)

Balances at March 31, 2010	—	—	27,987,018	27,987	24,573,783	(22,939,360)	1,662,410

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (continued)

						Deficit
						Accumulated
					Additional	During
	Preferred Stock		Common Stock		Paid-in	Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity (Deficit)

Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	20	49,962		49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					6,466,435		6,466,435
Common stock purchase warrants exercised cashless (at weighted average exercise price of $3.13 per share)			7,228	7	(7)		—
Common stock purchase warrants exercised at exercise price of $0.25 per share, net of placement agent fees			935,000	935	221,203		222,138
Net loss						(8,225,477)	(8,225,477)

Balances at March 31, 2011	—	$—	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				February 28,
				2006
				(Inception)
				Through
	For the Years Ended March 31,			March 31,
	2011	2010	2009	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,225,477)	$(15,478,884)	$(4,544,521)	$(31,164,837)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	—	5,590,980	—	5,590,980
Common stock issued pursuant to license agreements	—	—	719,772	763,240
Share-based compensation	6,466,435	6,395,302	740,251	14,327,551
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350	403,350
Charges for modifications to warrants	—	2,479,000	152,686	2,631,686
Accretion expense — related parties	3,000	12,000	41,125	56,125
Depreciation and amortization	6,032	6,587	6,193	22,946
Contributed rent	—	3,780	5,880	19,740
Loss on disposal of equipment	—	—	2,443	2,444
Changes in operating assets and liabilities:
Other current assets	(33,492)	11,723	(2,499)	(45,640)
Accounts payable	(2,611)	(188,579)	74,210	247,940
Amounts due to UCD under sponsored research agreement	—	(321,300)	321,300	—
Accrued research and development costs	44,736	—	—	44,736
Accrued liabilities	19,013	(170,342)	(63,201)	(195,324)
Amounts due to related parties	(375)	(134,136)	138,261	207,632

Net cash used in operating activities	(1,722,739)	(1,793,869)	(56,513)	(5,139,194)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse mergers	—	—	5,000	11,750
Purchase of licenses	—	—	(35,401)	(35,401)
Purchase of property and equipment	—	—	—	(7,423)

Net cash provided by (used in) investing activities	—	—	(30,401)	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	—	1,786,890	1,800,000	4,285,945
Proceeds from the issuance of notes payable to related parties	—	—	75,000	825,000
Proceeds from exercise of common stock warrants	222,138	3,950	—	236,088
Proceeds from the sale of common stock warrants	—	—	—	125,000

Net cash provided by financing activities	222,138	1,790,840	1,875,000	5,472,033

Net increase (decrease) in cash and cash equivalents	(1,500,601)	(3,029)	1,788,086	301,765

Cash and cash equivalents at beginning of year	1,802,366	1,805,395	17,309	—

Cash and cash equivalents at end of year	$301,765	$1,802,366	$1,805,395	$301,765

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended March 31,
	2011	2010		2009

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$750		$2,325	$—

Income taxes	$—	$		$—

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Accounts payable converted to common stock	$49,982

Note payable with related party converted to common stock	$25,000		$132,000	$—

Issuance of common stock pursuant to cashless exercises of warrants	$7		$1,278	$—

Discount on convertible note — related party	$—		$—	$25,000

Assets acquired (liabilities assumed) in reverse mergers
Other current assets	$—		$—	$1,500
Property and equipment	—		—	—
Licenses	—		—	—
Accounts payable	—		—	—
Note payable assumed in reverse merger — related party	—		—	(132,000)
Note payable converted to equity in reverse merger	—		—	—
Recapitalization pursuant to reverse mergers	—		—	(125,500)

Private placement transaction	—		—
Amounts due from investors	—		—	20,000
Note payable converted in private placement — related party	—		—	50,000
Accrued placement agent fees	—		—	112,200
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
We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We are currently focusing on four areas: diabetes, bacterial disorders, viral disorders and complications due to graft rejections. We are the licensee of three patent portfolios from UCD, which are comprised of three issued and 24 pending patent applications. In addition, we have received two notices of allowance related to filed patent applications.
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Basis of Presentation and Going Concern
The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganization and mergers; and obtaining various intellectual property rights, a research and development agreement and a clinical trial agreement to Type 1 diabetes. We have incurred net losses since inception, and as of March 31, 2011, had an accumulated deficit of $31.2 million, which included total non-cash charges from inception of approximately $25.8 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
Recent Financing
In June 2011, we completed two closing of a private placement equity offering (the “2011 Private Placement”) and raised approximately $3.2 million in net cash proceeds. See further discussion and disclosures in Note 8. We expect that the cash raised in the 2011 Private Placement will allow us to fund our operations for approximately the next twelve months based on current operating levels, however, we will likely need to engage in additional capital raising to operate beyond that period. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond June 30, 2012.
NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements include the accounts of Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. All significant intercompany transactions and balances have been eliminated in consolidation.
Reclassifications
Certain reclassifications have been made in the fiscal year 2010 and inception to date consolidated financial statements to conform to the fiscal year 2011 presentation.
Cash and Cash Equivalents
We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents. Periodically, we maintain deposits in financial institutions in excess of federally insured limits.
Revenue Recognition and Accounts Receivable
We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2011 or 2010.

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
Property and equipment consisted of the following:

	March 31,
	2011	2010

Computer equipment and software	$4,135	$4,135
Less: Accumulated depreciation	(4,135)	(3,287)

Net property and equipment	$—	$848

Depreciation expense for the years ended March 31, 2011, 2010 and 2009 totaled $848, $1,402 and $2,172, respectively.
Intangible Assets
Intangible assets consist of costs incurred to acquire license rights to granted and pending patents held by UCD. Amortization of license rights is based on the estimated useful life of the patent to which the license relates. Estimated useful lives of the assets range from 11 to 16 years.
Capitalized license costs consisted of the following:

	March 31,
	2011	2010
Licenses:

Bacterial	$20,665	$20,665
Viral	25,000	25,000
Cell/Transplant rejection	34,736	34,736

	80,401	80,401
Less: Accumulated amortization	(18,470)	(13,286)

	$61,931	$67,115

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
For the years ended March 31, 2011, 2010 and 2009, amortization expense related to intangibles was $5,185, $5,185 and $4,022, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

For the Years Ended March 31,

2012	$5,185
2013	5,185
2014	5,185
2015	5,185
2016	5,185
Thereafter	36,006

Total	$61,931

Impairment of Long-lived Assets
We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Based on our review, we do not believe that any impairment of long-lived assets existed at March 31, 2011 or 2010.
Research and Development
Research and development costs are charged to expense as incurred. Our research and development activities to date are comprised of expenses incurred related to a clinical trial in Type 1 diabetes (the “Diabetes Clinical Trial”), SRAs with UCD and a research services contract with Colorado State University. Costs associated with the Diabetes Clinical Trial have been expensed at the time a patient commences treatment.
Fair Value of Financial Instruments
The carrying value of our financial instruments, which include cash, accounts payable and accrued liabilities at March 31, 2011 and 2010 approximates their fair values due to the short-term nature of these financial instruments.
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
Earnings (Loss) per Share
Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted average number of common shares. Accordingly, for the year ended March 31, 2010, the weighted average number of common shares outstanding as of the beginning of the year included 200,000 and 1,950,000 shares issuable under outstanding common stock purchase warrants (“warrants”) that were immediately exercisable at $0.01 and $0.001, respectively.

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
Potentially dilutive securities were comprised of the following:

	Years ended March 31,
	2011	2010	2009

Warrants	10,622,992	11,548,612	11,157,400
Restricted stock units (“RSUs”)	450,000
Convertible notes payable	—	25,000	625,000

	11,072,992	11,573,612	11,782,400

Share-based Compensation
We recognize equity-based payments to employees in the financial statements based on the estimated fair value of the award on the grant date and recognize share-based compensation expense over the period during that an employee is required to provide service in exchange for the award (generally the vesting period). We estimate the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.
Income Taxes
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
US GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at March 31, 2011 or 2010.
Recently Issued Accounting Pronouncements
We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and we do not expect that any will have a material impact on our future consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
NOTE 3 — FINANCING TRANSACTIONS
Private Placement — December 2009 and January 2010
In December 2009 and January 2010, we accepted subscription agreements related to the sale of Units in a private placement transaction (the “2010 Private Placement”). Each “2010 Private Placement Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $2.50 per 2010 Private Placement Unit (the “2010 Private Placement Warrants”). Each 2010 Private Placement Warrant is exercisable at $3.75 through December 29, 2014. The net proceeds from the 2010 Private Placement were used to fund research and development and for general working capital purposes. We completed the 2010 Private Placement in multiple closings in December 2009 and January 2010 and completed the final closing on January 29, 2010 (the “Final Closing Date”). We sold 794,260 of 2010 Private Placement Units and netted cash proceeds of $1,786,890, after deducting commissions and expenses paid to GVC Capital LLC (“GVC Capital”), who served as the placement agent for the 2010 Private Placement and earned a commission of 8% plus a non-accountable expense allowance of 2% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 20% of the total number of 2010 Private Place Units sold in the 2010 Private Placement, 79,426 of which are exercisable at a price of $2.50 per share and 79,426 of which are exercisable at $3.75 per share (collectively, the “2010 Private Placement PA Warrants”). The 2010 Private Placement PA Warrants expire five years from the Final Closing Date and are exercisable 180 days after the Final Closing Date. A total of 158,852 of 2010 Private Placement PA Warrants were issued. Two of the Company’s directors are senior managing partners of GVC Capital.
At the Company’s option, we may call the 2010 Private Placement Warrants through December 29, 2014 by giving to the holder 20 days written notice (the “2010 Private Placement Call Notice”). A 2010 Private Placement Call Notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $6.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
We calculated the value of the 2010 Private Placement PA Warrants at $356,471 using the Black-Scholes model and recorded this amount as a charge to additional paid in capital for the year ended March 31, 2010.
NOTE 4 — CONTRACTUAL COMMITMENTS
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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Viral Disorders License
On March 30, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders. Some of these disorders include, but are not limited to, HIV and influenza (the “Viral License”). We are currently pursuing expanded patent rights based on our licensed technology directed to treating viral-related disorders with the USPTO.
On August 18, 2010, we entered into an SRA with RUC whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). The Viral SRA was executed pursuant to the Viral License. We are obligated to make quarterly payments to UCD, which total approximately $440,000 over a two-year period, of which approximately $110,000 was paid during the fiscal year ended March 31, 2011. All rights to intellectual property developed in connection with the Viral SRA (the “Viral Intellectual Property”) will belong to UCD, and UCD will have the right to obtain patent protections on the Viral Intellectual Property. In accordance with the terms of the Viral SRA, UCD granted us an option to acquire an exclusive, worldwide, royalty-bearing license of any of the Viral Intellectual Property, subject to certain conditions and exceptions.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. The termination of the Viral SRA will be effective 45 days from the date of written notification, unless an earlier termination date is negotiated with RUC. Unless otherwise negotiated with RUC, we must reimburse UCD for the total actual and reasonable costs incurred by it under the Viral SRA through the date of termination, including those costs necessary to implement the early termination of the Viral SRA and costs incurred by UCD as a result of non-cancelable obligations, which may extend beyond the date of such termination. In addition, certain indemnification obligations and intellectual property rights will survive the termination of the Viral SRA. The termination of the Viral SRA does not impact the continuance of the Viral License or licensing of the intellectual property and patents (both issued and pending).
Cellular Transplantation License
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
Diabetes License Agreement and Sponsored Research Agreement
On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes. Dr. Leland Shapiro, who is one of our principal scientific investigators, and the beneficial owner of approximately 12% of our common stock as of March 31, 2011, is the majority shareholder of Bio Holding.
On September 3, 2010 and pursuant to the Diabetes License, we executed an SRA with RUC (the “Diabetes SRA”), whereby UCD will study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”). The Diabetes SRA will terminate on the earlier of the completion of the Project or February 28, 2012, unless extended or renewed in writing by either us or UCD or otherwise terminated prior to February 28, 2012 in accordance with the terms of the Diabetes SRA. We are obligated to make payments to UCD of $88,000 over a one-year period, of which $58,000 was paid during the fiscal year ended March 31, 2011.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Type 1 Diabetes Clinical Trial
On June 7, 2010, we executed an Investigational Site Agreement (the “ISA”), whereby we agreed to fund a clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial is initially to include 15 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $585,000. In June 2010, we made a prepayment of $365,000, which represents the total amount of cash expended on the Diabetes Clinical Trial through March 31, 2011. For the fiscal year ended March 31, 2011, we recorded approximately $383,000 of research and development expense related to the Diabetes Clinical Trial. This amount was calculated based on the number of patients infused during the fiscal year ended March 31, 2011 multiplied by the estimated Diabetes Clinical Trial cost per patient.
In March 2010, Omni and Baxter Healthcare Corporation (“Baxter”) executed a Material Transfer Agreement (the “Material Transfer Agreement”), whereby, contingent upon the execution of the ISA, Baxter agreed to supply, at no cost, 1.25 kg of Aralast NPTM, with a commercial value of $420,000, to us for use in the Diabetes Clinical Trial as described above. Pursuant to the Material Transfer Agreement, we warranted that the Diabetes Clinical Trial will be conducted under either a waiver to an IND or an IND filed with the United States Food and Drug Administration (“FDA”). Under the Material Transfer Agreement, we are responsible to maintain the IND and comply with all reporting and other obligations associated with the IND. The Material Transfer Agreement will terminate upon completion of the Diabetes Clinical Trial unless Omni and Baxter mutually agree in writing to extend its term. The Material Transfer Agreement may be terminated by either party (i) upon a material breach of the Material Transfer Agreement, or (2) in the event of an Adverse Event (as defined in the Material Transfer Agreement) that warrants termination of the Diabetes Clinical Trial. In addition, we are required to prepare for Baxter a summary of the information and results generated as of certain milestones during the two-year period of the Diabetes Clinical Trial.
Future royalty payments under license agreements are summarized below:

		Minimum	Milestone	Earned	Sublicense
License	Field of Use	Royalties	Royalties	Royalties (5)	Royalties (6)
Bacterial License	Bacterial Disorders	$25,000 per year starting May 15, 2011	(1)	4% of Net Sales	20% to 30%

Viral License	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(2)	4% of Net Sales	20% to 30%

Cellular Transplant License	Cellular Transplant /Graft Rejection	$50,000 per year after first commercial sale	(3)	3% of Net Sales	20% to 30%

Diabetes License	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding.

(5)	Earned Royalties are based on direct net sales of product by Omni.

(6)	Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.
The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.
Operating Leases
On January 29, 2010, we executed a three year lease for corporate office space. Total commitments under the lease, which expires on January 31, 2013, are $36,393 plus annual operating expenses. For the year ended March 31, 2011, our rent expense was $19,208.
In March 2010, we executed a three year office machine lease. Total commitments under the lease, which expires in March 2013, are approximately $4,406.
Future commitments under non-cancellable operating leases were as follows:

Years ended March 31,

2012	$21,964
2013	18,834

$40,798

NOTE 5 — INCOME TAXES
As of March 31, 2011, we had net operating loss carryforwards available to offset future federal income tax of approximately $6.25 million. These carryforwards expire between fiscal years 2026 through 2031. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
Deferred tax assets were comprised of the following:

	March 31,
Deferred tax assets (all long-term)	2011	2010

Net operating loss carryforwards	$2,319,432	$1,677,732
Share-based compensation	5,307,287	2,908,239
Valuation allowance	(7,626,719)	(4,585,971)

Net deferred tax asset	$—	$—

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2011	2010	2009

Income tax benefit computed at federal statutory rate	$(2,796,662)	$(5,262,821)	$(1,545,137)

Charges for warrants issued to outside parties	—	2,990,735	928,084
State income taxes, net of federal benefit	(251,699)	(475,195)	(139,062)
Other	7,613	(42,395)	24,353
Change in valuation allowance	3,040,748	2,789,676	731,762

Income tax benefit	$—	$—	$—

As of March 31, 2011 and 2010, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as interest expense and penalties are recognized as a component of “general and administrative expenses” in the accompanying consolidated statements of operations. For the years ended March 31, 2011, 2010 and 2009, we recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.
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
We did not grant any warrants to employees, consultants or directors during the year ended March 31, 2011. The following table provides the range of assumptions used in the Black-Scholes pricing model for warrants granted in the years ended March 31, 2010 and 2009.

	2011	2010	2009

Expected life (years)	—	5.0 to 7.0	3.33 to 7.0
Expected volatility	—	100%	100%
Risk-free interest rate	—	1.86 to 3.37%	0.93 to 3.6%
Dividend yield	—	0%	0%
Equity Issuances for the Year Ended March 31, 2011 (“Fiscal Year 2011”)
On February 23, 2011, we granted 450,000 restricted stock units (“RSUs”) to certain of our executive officers. We valued the RSUs based on the closing OTC price of our common stock on the grant date, which was $3.75 per share. The total value of the RSUs granted was $1,687,500, of which $57,000 was expensed during the fiscal year ended March 31, 2011. These RSUs vest on a graded vesting basis over three years beginning March 1, 2012 and ending March 1, 2014.
Equity Issuances for the Year Ended March 31, 2010 (“Fiscal Year 2010”)
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
Equity Issuances for the Year Ended March 31, 2009 (“Fiscal Year 2009”)
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
Share-based compensation recorded related to warrants and RSUs for the years ended March 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009

Employees and directors	$4,346,675	$5,111,115	$734,026
Outside consultants	2,119,760	1,284,187	6,225

	$6,466,435	$6,395,302	$740,251

The weighted average grant date fair value of RSUs granted for the year ended March 31, 2011 was $3.75 per share. The weighted average grant date fair value of warrants granted to employees, directors and consultants under share-based compensation agreements for the years ended March 31, 2010 and 2009 was $7.67 and $0.78 per share, respectively.
As of March 31, 2011, there was $6.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 2.1 years.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
A summary of warrant activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2011 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value

Outstanding at March 31, 2010	3,243,000	$1.97
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding at March 31, 2011	3,243,000	$1.97	4.6	$3,300,000

Vested and exercisable at March 31, 2011	2,783,000	$1.80	4.4	$3,300,000

A summary of investor warrant activity for the year ended March 31, 2011 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2010	8,305,612
Granted	20,000
Exercised	(945,620)
Forfeited/expired	—

Outstanding, vested and exercisable at March 31, 2011	7,379,992

NOTE 8 — SUBSEQUENT EVENT
On June 10, 2011, we accepted subscription agreements related to the sale of Units in a private placement (the “2011 Private Placement”). Each “Unit” is comprised of one share of the Company’s common stock and one warrant to purchase one share of the Company’s common stock for a purchase price of $1.25 per Unit. Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 until five years from the initial closing of the 2011 Private Placement. The maximum Units to be sold in the 2011 Private Placement are 4,800,000 resulting in gross aggregate proceeds to the Company of up to $6.0 million. The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, which could include an equity investment of up to $2 million in a related party.
On June 10, 2011, the Company conducted the initial closing under the 2011 Private Placement, pursuant to which the Company entered into subscription agreements for the purchase of 2,463,900 Units for an aggregate subscription price of $3,079,875. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to the Company from such sales totaled $2,799,745. Certain of our officers and directors purchased an aggregate of 50,000 Units in the initial closing of the 2011 Private Placement. The 2011 Private Placement is expected to close in multiple closings on or before July 31, 2011.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements
On June 27, 2011, the Company conducted a second closing under the 2011 Private Placement, pursuant to which the Company entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to the Company from such sales totaled approximately $384,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
GVC Capital served as the placement agent for the 2011 Private Placement and earned a commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. We issued a total of 252,171 of 2011 Private Placement PA Warrants in conjunction with the two closings of the 2011 Private Placement.
At the Company’s option, we may call the 2011 Private Placement Warrants through June 10, 2016 by giving to the holder a notice of call upon 20 days written notice. Such notice may be given by the Company only within 10 days after our common stock has had a closing price of not less than $4.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.