Form 10-Q
period 2011-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2011-08-15
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 8, 2011 was 32,018,396.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — June 30, 2011 and March 31, 2011 (unaudited)	2

Consolidated Statements of Operations — For the three months ended June 30, 2011 and 2010, and February 28, 2006 (Inception) through June 30, 2011 (unaudited)	3

Consolidated Statements of Stockholders’ Equity — As of and for the three months ended June 30, 2011 (unaudited)	4

Consolidated Statements of Cash Flows — For the three months ended June 30, 2011 and 2010, and February 28, 2006 (Inception) through June 30, 2011 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	17

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 1A. Risk Factors	17

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	18

Item 5. Other Information	18

Item 6. Exhibits	19

Signatures	20

EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-10.6
EX-31.1
EX-31.2
EX-32.1

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,189,128	$301,765
Other current assets	39,137	43,541

Total current assets	3,228,265	345,306

Intangible assets, net	60,610	61,931

TOTAL ASSETS	3,288,875	$407,237

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$181,347	$41,763
Amount due under sponsored research agreement	140,223	—
Accrued research and development costs	96,646	44,736
Accrued liabilities	76,158	116,500
Amounts due to related parties	3,750	3,750

Total current liabilities	498,124	206,749

Commitments and Contingencies (Notes 1, 3 and 6)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 31,782,396 and 28,980,496 shares issued and outstanding, respectively	31,782	28,980
Additional paid-in capital	35,431,460	31,336,345
Deficit accumulated during the development stage	(32,672,491)	(31,164,837)

Total stockholders’ equity	2,790,751	200,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$3,288,875	$407,237

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended		February 28, 2006
	June 30,		(Inception) through
	2011	2010	June 30, 2011
Operating expenses:
General and administrative (including share-based compensation of $919,803, $2,474,053 and $15,247,354, respectively)	$1,316,200	$2,734,681	$19,300,016
Research and development	192,132	—	1,902,142
License fee — related party	—	—	5,615,980
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	1,508,332	2,734,681	27,581,378

Loss from operations	(1,508,332)	(2,734,681)	(27,581,378)

Non-operating expenses:
Interest income (expense), net	678	2,356	(51,715)
Accretion expense on notes payable — related party	—	(3,000)	(56,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placement — related parties	—	—	(403,350)
Charges for modifications to warrants	—	—	(2,631,686)

Total non-operating expenses	678	(644)	(5,091,113)

Net loss	$(1,507,654)	$(2,735,325)	$32,672,491

Basic and diluted net loss per share	$(0.05)	$(0.10)

Weighted average shares outstanding — basic and diluted	29,563,945	28,002,746

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
	Preferred Stock		Common Stock		Paid-in	Development	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Stage	Equity

Balances at March 31, 2011	—	$—	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $324,261 (June 2011 at $1.25 per unit)			2,801,900	2,802	3,175,312		3,178,114
Share-based compensation					919,803		919,803
Net loss						(1,507,654)	(1,507,654)

Balances at June 30, 2011 (unaudited)	—	$—	31,782,396	$31,782	$35,431,460	$(32,672,491)	$2,790,751

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 28, 2006
	For the Three Months Ended		(Inception)
	June 30,		Through June 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,507,654)	$(2,735,325)	$(32,672,491)
Adjustments used to reconcile net loss to net cash used in operating activities:
Charge for warrant issued for purchase of license — related party	—	—	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	919,803	2,474,053	15,247,354
Charge for warrants issued in merger transaction — related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350
Charges for modifications to warrants	—	—	2,631,686
Accretion expense — related parties	—	3,000	56,125
Depreciation and amortization	1,321	1,617	24,267
Contributed rent	—	—	19,740
Loss on disposal of equipment		—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	—	(365,000)	—
Other current assets	4,404	(17,873)	(41,236)
Accounts payable	139,584	(11,842)	387,524
Accrued liabilities	(40,342)	(12,818)	(235,666)
Accrued research and development costs	51,910	—	96,646
Amount due under sponsored research agreement	140,223	—	140,223
Amounts due to related parties	—	375	207,632

Net cash used in operating activities	(290,751)	(663,813)	(5,429,945)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(35,401)
Purchase of property and equipment	—	—	(7,423)

Net cash used in investing activities	—	—	(31,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock and warrants	3,178,114	—	7,464,059
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	—	—	236,088

Net cash provided by financing activities	3,178,114	—	8,650,147

Net increase (decrease) in cash and cash equivalents	2,887,363	(663,813)	3,189,128
Cash and cash equivalents at beginning of period	301,765	1,802,366	—

Cash and cash equivalents at end of period	$3,189,128	$1,138,553	$3,189,128

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 1 — OVERVIEW AND BASIS OF PRESENTATION
Overview
Omni Bio Pharmaceutical, Inc. (“Omni”) is the licensee of patents and patent applications related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of cellular transplantation, bacterial disorders and viral disorders. Our current licensed patent portfolio with RUC is comprised of 3 issued patents and 24 patent applications. We also hold a fourth license to a patent application for the treatment of diabetes with a privately-held company, Bio Holding, Inc. (“Bio Holding”).
We are currently focusing on three indications for treatment using AAT: diabetes, complications due to graft rejections, also referred to as graft versus host disease (“GVHD”), and islet transplantation. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenues from our operations.
Basis of Presentation
The accompanying unaudited consolidated financial statements are comprised of Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc., and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (the “2011 Form 10-K”). The balances as of March 31, 2011 are derived from our audited consolidated financial statements.
Except as the context otherwise requires, the terms “Company,” “we,” “our” or “us” means Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).
Going Concern
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts and clinical trials. As of June 30, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on AAT indications. As of June 30, 2011, we had a deficit accumulated from inception of $32.7 million, which included total non-cash charges from inception of approximately $26.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
In June and August of 2011, we completed three closings of a private placement equity offering (the “2011 Private Placement”) and raised approximately $3.45 million in net cash proceeds. See further discussion and disclosures in Note 2. We expect that the cash raised in the 2011 Private Placement will allow us to fund our operations through our fiscal year ended March 31, 2012 based on current operating levels, however, we will need to engage in additional capital raising to operate beyond that period. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2012.
Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the Three Months Ended
	June 30,
	2011	2010

Accounts payable converted to common stock	$—	$49,982

Notes payable — related parties converted to common stock	$—	$25,000

Recently Issued Accounting Standard Updates
We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.
NOTE 2 — PRIVATE PLACEMENT TRANSACTION
On June 10, 2011, we accepted subscription agreements related to the sale of “Units” in a private placement (the “2011 Private Placement”). Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 per share until five years from the initial closing of the 2011 Private Placement. The net proceeds of the 2011 Private Placement will be used for general working capital purposes, research and development projects and an initial equity investment of $2.0 million in a private biotech company that is a related party. See further discussion in Note 6.
On June 10, 2011, we conducted the initial closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 2,463,900 Units for an aggregate subscription price of $3,079,875. After deducting offering expenses, including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $2,799,745. Certain of our officers and directors purchased an aggregate of 50,000 Units in the initial closing of the 2011 Private Placement.
On June 27, 2011, we conducted a second closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $384,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
GVC Capital LLC (“GVC Capital”) served as the placement agent for the 2011 Private Placement and earned a cash commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. We issued a total of 252,171 of 2011 Private Placement PA Warrants to GVC Capital in conjunction with the two closings of the 2011 Private Placement. Two of our directors are senior managing partners in GVC Capital.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
At our option, we may call the 2011 Private Placement Warrants through June 10, 2016 by giving the holder notice of call upon 20 days written notice. Such notice may be given by us only within 10 days after our common stock has had a closing price of not less than $4.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
On August 8, 2011, we completed the final closing for the 2011 Private Placement, pursuant to which we accepted subscription agreements for the purchase of 236,000 Units for an aggregate subscription price of $295,000. After deducting offering expenses, including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $267,000.
NOTE 3 — CONTRACTUAL COMMITMENTS
Type 1 Diabetes Clinical Trial
On June 7, 2010, we executed an Investigational Site Agreement (the “ISA”), whereby we agreed to fund a two-year clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial is initially to include 15 patients, but may be expanded up to 50 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $585,000, of which $365,000 had been paid through June 30, 2011.
For the three months ended June 30, 2011, we recorded approximately $56,000 of research and development expense related to the Diabetes Clinical Trial based on the number of patients infused during the three months ended June 30, 2011 multiplied by the estimated Diabetes Clinical Trial cost per patient. Two new patients were infused during the three months ended June 30, 2011.
Viral Disorders SRA
On August 18, 2010, we entered into an SRA with RUC whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000, and as of June 30, 2011, we had paid approximately $110,000.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. Unless otherwise negotiated with RUC, we must reimburse UCD for the total actual and reasonable costs incurred by it under the Viral SRA through the date of termination, including those costs necessary to implement the early termination of the Viral SRA and costs incurred by UCD as a result of non-cancelable obligations, which may extend beyond the date of such termination. In addition, certain indemnification obligations and intellectual property rights will survive the termination of the Viral SRA. The termination of the Viral SRA does not impact the continuance of the license agreement with RUC for viral disorders or licensing of the intellectual property and patents (both issued and pending).
In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we have estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA. This liability is represented as of June 30, 2011 under the caption “Amount due under sponsored research agreement” on our unaudited Consolidated Balance Sheet included in this report.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Diabetes SRA
On September 3, 2010, we executed an SRA with UCD in the area of diabetes (the “Diabetes SRA’). The Diabetes SRA was executed pursuant to a license agreement for the treatment of diabetes (the “Diabetes License”) that we executed in 2009 with Bio Holding. The total amount due under the Diabetes SRA is $88,000, of which $58,000 has been paid to date, and the final payment of $30,000 is due on or before September 3, 2011.
Future royalty payments under our license agreements are as follows:

		Minimum	Milestone	Earned	Sublicense
License	Field of Use	Royalties	Royalties	Royalties (5)	Royalties (6)
Bacterial License	Bacterial Disorders	$25,000 per year starting May 15, 2011	(1)	4% of Net Sales	20% to 30%

Viral License	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(2)	4% of Net Sales	20% to 30%

Cellular Transplant License	Cellular Transplant /Graft Rejection	$50,000 per year after first commercial sale	(3)	3% of Net Sales	20% to 30%

Diabetes License	Diabetes	None	None	4% of Gross Revenues (4)	30% (4)

(1)	Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(2)	Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(3)	Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(4)	Payable to Bio Holding, Inc.

(5)	Earned Royalties are based on direct net sales of product by Omni.

(6)	Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 — NET LOSS PER SHARE
Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. For the three months ended June 30, 2011 and June 30, 2010, potentially dilutive securities were comprised of approximately 13.7 million and 11.6 million common stock purchase warrants, respectively.
NOTE 5 — SHARE-BASED COMPENSATION
All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date. During the three months ended June 30, 2011, we did not issue any equity-based awards.
Share-based compensation related to warrants and restricted stock units recorded for the three months ended June 30, 2011 and 2010 was as follows:

	2011	2010

Employees and directors	$919,803	$1,414,172
Outside consultants	—	1,059,881

	$919,803	$2,474,053

As of June 30, 2011, there was approximately $5.7 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.9 years.
A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2011 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value
(As restated)

Outstanding at March 31, 2011	3,243,000	$1.97
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding at June 30, 2011	3,243,000	$1.97	4.4	$1,712,000

Vested and exercisable at June 30, 2011	2,783,000	$1.80	4.2	$1,712,000

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 6 — SUBSEQUENT EVENT
Investment in BioMimetix Pharmaceutical, Inc.
On July 15, 2011, we acquired a 25% equity ownership of BioMimetix Pharmaceutical, Inc. (“BioMimetix”) for cash consideration of $2,000,000 (the “Investment”). Concurrent with the Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”). BioMimetix is a recently formed biopharmaceutical corporation and, as the exclusive licensee of the Duke License, intends to develop a new class of patented compounds for the treatment of various disease and health care treatment classifications including radiation toxicity during the treatment of cancer using radiation therapy.
Dr. James Crapo, our Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and will also serve as its CEO and as a director.
Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors. In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the Investment.
In addition to our initial 25% equity ownership in BioMimetix, we were issued a common stock purchase warrant (the “Warrant”) to acquire up to an aggregate 40% equity ownership interest in BioMimetix for an additional $2,000,000. The Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows: (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%. The Warrant is immediately exercisable and expires on July 15, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability and the ability of BioMimetix to successfully develop new products and services for new markets; the impact of competition on our revenues; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk facts set forth in Part I. Item 1A “Risk Factors” of our 2011 Form 10-K and Part II. Item 1A “Risk Factors” of this report.
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
Overview
We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of cellular transplantation, bacterial disorders and viral disorders. Our current licensed patent portfolio with RUC is comprised of 3 issued patents and 24 patent applications. We also hold a fourth license to a patent application for the treatment of diabetes with a privately-held company, Bio Holding, Inc. (“Bio Holding”).
We are currently focusing on three indications for treatment using AAT: diabetes, complications due to graft rejections, also referred to as graft versus host disease (“GVHD”), and islet transplantation. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenues from our operations.
Current Scientific Developments
Clinical Trial on Type 1 Diabetes
On June 7, 2010, we entered into an Investigational Site Agreement (the “Agreement”) with RUC and The Barbara Davis Center for Childhood Diabetes (collectively the “Institution”), whereby the Institution, acting on behalf of Omni, agreed to arrange, administer and manage a clinical study to evaluate Aralast NPTM (an Alpha-1 antitrypsin product formulation made by Baxter Healthcare Corporation (“Baxter”)) in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial is initially to include 15 patients, but may be expanded up to 50 patients. Base costs, which include the enrollment fee and other incidental charges, for the 15 patients will be approximately $585,000, of which $365,000 had been paid through June 30, 2011.
As of June 30, 2011, we had completed the infusions on the first eight patients, all of whom were adolescents. In July 2011, we began infusions on two of the remaining seven patients, all of whom are juveniles. Subject to review of the data on the first eight patients, and review and approval from Baxter, who is providing its formulation of AAT for the Diabetes Trial, we anticipate disclosing clinical results of the first seven patients during the fourth quarter of calendar year 2011.

Viral Disorders SRA
On August 18, 2010, we entered into an SRA with RUC whereby UCD will perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000, and as of June 30, 2011, we had paid approximately $110,000.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. Unless otherwise negotiated with RUC, we must reimburse UCD for the total actual and reasonable costs incurred by it under the Viral SRA through the date of termination, including those costs necessary to implement the early termination of the Viral SRA and costs incurred by UCD as a result of non-cancelable obligations, which may extend beyond the date of such termination. In addition, certain indemnification obligations and intellectual property rights will survive the termination of the Viral SRA. The termination of the Viral SRA does not impact the continuance of the license agreement with RUC for viral disorders or licensing of the intellectual property and patents (both issued and pending).
In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we have estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA. This liability is represented as of June 30, 2011 under the caption “Amount due under sponsored research agreement” on our unaudited Consolidated Balance Sheet included in this report.
Our decision to terminate the Viral SRA was made based our need to conserve cash and refocus our research and development efforts on indications that we believe are the most commercially feasible at this time. These indications include diabetes and cellular transplantation, which includes GVHD and islet transplantation. Further, to pursue additional research and development and potential future clinical trials in diabetes, GVHD and islet transplantation, we will most likely need to form a strategic partnership with one or more of the current AAT manufacturers, which we expect would include receiving financial support from them for AAT indications that they can most quickly commercialize. However, there can be no assurance of forming a strategic partnership, and if so, that we would receive financial funding.
Investment in BioMimetix
On July 15, 2011, we acquired a 25% equity ownership of BioMimetix Pharmaceutical, Inc. (“BioMimetix”) for cash consideration of $2,000,000 (the “Investment”). Concurrent with the Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”). BioMimetix is a recently formed biopharmaceutical corporation and, as the exclusive licensee of the Duke License, intends to develop a new class of patented compounds for the treatment of various disease and health care treatment classifications including radiation toxicity during the treatment of cancer using radiation therapy.
Dr. James Crapo, our Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and will also serve as its CEO and as a director.
Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors. In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the Investment.
In addition to our initial 25% equity ownership in BioMimetix, we were issued a common stock purchase warrant (the “Warrant”) to acquire up to an aggregate 40% equity ownership interest in BioMimetix for an additional $2,000,000. The Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows: (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%. The Warrant is immediately exercisable and expires on July 15, 2012.

Results of Operations — For the Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010
The following discussion relates to our operations for the three months ended June 30, 2011 (the “June 2011 quarter”) as compared to the three months ended June 30, 2010 (the “June 2010 quarter”).
Net loss — For the June 2011 quarter, we reported a net loss of $1,507,654 as compared to a net loss of $2,735,325 for the June 2010 quarter, a decrease of $1,227,671. This decrease was primarily attributable to decreases in general and administrative expenses of approximately $1,418,000, of which approximately $1,554,000 of this decrease was attributable to share-based compensation. We have not reported any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses — General and administrative expenses for the June 2011 quarter were $1,316,200, and included $919,503 of share-based compensation, as compared to $2,734,681 in the June 2010 quarter, which included $2,474,053 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the June 2011 quarter were $396,397 as compared to $260,628 for the June 2010 quarter, an increase of $135,769 or approximately 52%. This increase was primarily due to higher expenses in certain expense categories, most notably officer salary and consulting fees of approximately $68,0000; legal work for patent filings and related prosecution of approximately $50,000; and a minimum royalty due under our license agreement with RUC for bacterial disorders of $25,000. These expense increases were partially offset by a decrease of approximately $29,000 related to an exploratory project for AAT biohazard indications that was incurred during the June 2010 quarter. This project was halted in December 2010.
Research and development expenses — For the June 2010 quarter, we did not incur any research and development expenses as our current research and development projects commenced during the three months ended September 30, 2010. For the June 2011 quarter, research and development expenses were comprised of the costs of patient infusions for the Diabetes Clinical Trial and expenses associated with the Viral and Diabetes SRAs.
Other non-operating expenses — Non-operating expenses for the June 2011 quarter decreased approximately $1,322 versus the June 2010 quarter primarily due to $678 of interest income earned in the June 2011 quarter and accretion expense of $3,000 recognized in the June 2010 quarter related to a note payable.
Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the contractual commitments due under our Diabetes Clinical Trial and SRAs. As of June 30, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research development efforts, which could include future clinical trials on AAT indications. As of June 30, 2011, we had a deficit accumulated from inception of approximately $32.7 million, which included total non-cash charges from inception of approximately $26.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Private Placement
On June 10, 2011, we accepted subscription agreements related to the sale of “Units” in the 2011 Private Placement. Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each Private Placement Warrant is exercisable at $2.00 per share until five years from the initial closing of the 2011 Private Placement. The net proceeds of the 2011 Private Placement will be used for general working capital purposes, research and development projects, and the initial equity investment of $2.0 million in BioMimetix, a related party.
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
On June 27, 2011, we conducted a second closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $384,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
GVC Capital served as the placement agent for the 2011 Private Placement and earned a commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. We issued a total of 252,171 of 2011 Private Placement PA Warrants to GVC Capital in conjunction with the two closings of the 2011 Private Placement. Two of our directors are Senior Managing Partners in GVC Capital.
At our option, we may call the 2011 Private Placement Warrants through June 10, 2016 by giving the holder notice of call upon 20 days written notice. Such notice may be given by us only within 10 days after our common stock has had a closing price of not less than $4.00 per share for 20 out of 30 consecutive trading days with trading volume in excess of 25,000 shares per day for that period of days.
On August 8, 2011, we completed the final closing for the 2011 Private Placement, pursuant to which we accepted subscription agreements for the purchased of 236,000 Units for an aggregate subscription price of $295,000. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $267,000. We raised total net proceeds of approximately $3.45 million from the 2011 Private Placement.
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at June 30, 2011, March 31, 2011 and June 30, 2010 were approximately $3.2 million, $0.3 million and $1.1 million, respectively.
Cash Flows from Operating Activities
For the June 2011 quarter, net cash used in operations was $290,751. The primary use of cash from operations was general and administrative expenses excluding share-based compensation, which totaled $396,397 and research and development expenses of $192,132. For this same period, the primary sources of cash from operations was a net increase in accounts payable of $139,854, as a result of our cash constraints during the June 2011 quarter and the accrual recorded as of June 30, 2011 in the amount of $140,223 related to the termination of the Viral SRA. For the June 2010 quarter, net cash used in operations was $663,813. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $260,628 and the initial prepayment of $365,000 related to the Diabetes Clinical Trial.

Cash Flows from Investing Activities
For the June 2011 and June 2010 quarters, we did not generate or expend cash from investing activities.
Cash Flows from Financing Activities
For the June 2011 quarter, we generated $3,178,114 of cash from financing activities from the 2011 Private Placement. This amount was net of offering costs of approximately $324,000. For the June 2010 quarter, we did not generate or expend cash from financing activities.
Anticipated Cash Commitments
As of June 30, 2011, we have obligations to complete the Diabetes Clinical Trial, which we estimate to be approximately $215,000 and to pay off the amount due to UCD under the termination of the Viral SRA, which we currently estimate to be approximately $140,000. Beginning in June 2011, we began to reduce our cash expenditures through a plan to reduce employee headcount, curtail patent prosecution in certain matters and terminate a research and development project that did not fit with our AAT commercial opportunities in the near term. We may enter into additional research and development projects and/or an additional clinical trial in AAT indication that we believe are the most commercially viable in the near term, subject to raising additional capital from outside investors or through a potential strategic partnership with a pharmaceutical company.
We expect that the cash raised in the 2011 Private Placement will allow us to operate through our fiscal year ended March 31, 2012 based on current operating levels, however, we will likely need to engage in additional capital funding to operate beyond that period. We will also need to raise an additional $2 million by July 15, 2012 to allow us to purchase an aggregate 40% ownership in BioMimetix, should we elect to exercise the Warrant.
We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets and strategic partnerships with pharmaceutical companies. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2011 Form 10-K. The accounting policies most fundamental to the understanding our financial statements are our use of estimates, including the accounting for clinical trials and other research and development projects, the computation of share-based compensation and determination of fair value of our stock price used in those computations; and the capitalization of license agreements and impairment analysis of the capitalized license costs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in qualitative and quantitative disclosures about market risk since our 2011 Form 10-K.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2011, and concluded that our disclosure controls and procedures were effective as of that date.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.
We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 1A.	Risk Factors.
Other than as set for below, there have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our 2011 Form 10-K.
BioMimetix has no historical operations and will likely incur significant losses for the foreseeable future.
We have provided the initial and only funding for BioMimetix. We will have no direct management control over BioMimetix except to the effect that our Chief Executive Officer, Dr. James Crapo, is also the Chief Executive Officer of BioMimetix. BioMimetix’s success will depend in part on its ability to obtain and maintain proprietary protection for the patents it licenses, or alternatively, develops as newly filed patent applications. It is highly likely that BioMimetix will require funding in excess of the resources that we may provide, even assuming the exercise of our warrant to invest an additional $2.0 million to purchase additional ownership in BioMimetix. There is no assurance that BioMimetix will secure additional funding sufficient to develop or commercialize its intellectual property on acceptable terms to BioMimetix, or at all.
Our Chief Executive Officer is also the Chief Executive Officer and a significant shareholder of BioMimetix.
Dr. Crapo is our Chief Executive Officer and a member of our Board. Dr. Crapo negotiated his employment with us on the contingency that he be allowed to serve concurrently as a founder, officer and director of BioMimetix, when and if it was formed and initially funded in the amount of $2.0 million. Dr. Crapo is currently the second largest shareholder of BioMimetix next to us. Dr. Crapo does not take any cash compensation from BioMimetix.
Because Dr. Crapo’s position and ownership in BioMimetix places him in a fiduciary position related to both companies, he may be subject to potential conflicts of interest related to his ownership, control and leadership of both entities. There is a possibility that Dr. Crapo may be presented with corporate opportunities that are pursued by BioMimetix rather than us and that may not be directly beneficial to us.

Because we will not own a majority voting interest in BioMimetix, we may be unable to control BioMimetix’s business operation or strategic direction.
Although we and Dr. Crapo may own in the aggregate more than 50% of the outstanding shares of BioMimetix, we have no agreement with Dr. Crapo regarding the corporate strategy and management of BioMimetix. As such, there is a risk that the corporate goals and strategy of BioMimetix may be different from those that will directly benefit us and our stockholders.
Our investment in BioMimetix is speculative and risky, and we may not receive any return on such investment.
BioMimetix is a private company and has no plans to go public in the foreseeable future. If BioMimetix elects to stay private, or does not take an opportunity to sell out, our investment in BioMimetix will be illiquid, and we may be unable to obtain a return on our investment in a reasonable period of time, or at all.
BioMimetix’s intellectual property may face competition from other Superoxide Dismutase (“SOD”) mimetics companies.
The discovery of the SOD enzyme dates back to 1969 and significant research has been conducted in the U.S. and internationally by institutions, companies and organizations in this field. The Duke Patent that BioMimetix has licensed involves composition of matter claims. The beneficial characteristics of the molecule contained in the Duke Patent may be exceeded by other existing patents that BioMimetix is not familiar with, or patent applications that may have been recently filed that BioMimetix has no knowledge of, all of which could interfere with the ability to commercialize BioMimetix’s intellectual property.
We anticipate that BioMimetix may face competition from various companies and institutions with intellectual property in the field of SOD mimetics and radiation protection.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

EXHIBIT #	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.1	Subscription Agreement and Letter of Investment Intent for the 2011 Private Placement #

10.2	Form of Investor Warrant for the 2011 Private Placement #

10.3	Form of Placement Agent Warrant for the 2011 Private Placement #

10.4	Employment Agreement with James D. Crapo dated July 15, 2011 #

10.5	Restricted Stock Unit Agreement with James D. Crapo dated August 10, 2011 #

10.6	Restricted Stock Unit Agreement with Charles A. Dinarello dated August 10, 2011 #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

#	Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

August 15, 2011	By:	/s/ Robert C. Ogden Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)