Form 10-Q/A
period 2011-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2011-09-14
CIK 1389870

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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of August 8, 2011 was 32,018,396.

Item 6. Exhibits
SIGNATURES
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

EXPLANATORY NOTE
Omni Bio Pharmaceutical, Inc. is filing this Amendment No. 1 on Form 10-Q/A (the “Form 10-Q/A”) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011, initially filed with the Securities and Exchange Commission on August 15, 2011 (the “Original Filing”), solely for the purpose of filing the Interactive Data File exhibits required by Item 601(b)(101) of Regulation S-K. No other part of the Original Filing is being amended, and this Form 10-Q/A has not been updated to reflect events occurring subsequent to the filing of the Original Filing.

1

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

10.1	Subscription Agreement and Letter of Investment Intent for the 2011 Private Placement #

10.2	Form of Investor Warrant for the 2011 Private Placement #

10.3	Form of Placement Agent Warrant for the 2011 Private Placement #

10.4	Employment Agreement with James D. Crapo dated July 15, 2011 #

10.5	Restricted Stock Unit Agreement with James D. Crapo dated August 10, 2011 #

10.6	Restricted Stock Unit Agreement with Charles A. Dinarello dated August 10, 2011 #

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934 #

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code #

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document**

#	Filed with the Original Filing

**
Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

2

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.
September 14, 2011	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)

3