Form 10-Q
period 2011-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2011-11-09
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the registrant’s common stock as of November 1, 2011 was 32,018,396.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

Page
PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets — September 30, 2011 and March 31, 2011 (unaudited)	2

Consolidated Statements of Operations — For the three months ended September 30, 2011 and 2010 (unaudited)	3

Consolidated Statements of Operations — For the six months ended September 30, 2011 and 2010, and February 28, 2006 (Inception) through September 30, 2011 (unaudited)	4

Consolidated Statements of Stockholders’ Equity — As of and for the six months ended September 30, 2011 (unaudited)	5

Consolidated Statements of Cash Flows — For the six months ended September 30, 2011 and 2010, and February 28, 2006 (Inception) through September 30, 2011 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4. Controls and Procedures	18

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 5. Other Information	19

Item 6. Exhibits	20

Signatures	21

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	March 31, 2011
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$938,508	$301,765
Other current assets	50,958	43,541

Total current assets	989,466	345,306

Equity investment in related party	1,664,072	—
Intangible assets, net	59,289	61,931

Total long-term assets	1,723,361	61,931

TOTAL ASSETS	2,712,827	$407,237

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$75,954	$41,763
Amount due under sponsored research agreement	140,223	—
Accrued research and development costs	130,389	44,736
Accrued liabilities	56,250	116,500
Amounts due to related parties	3,750	3,750

Total current liabilities	406,566	206,749

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,396 and 28,980,496 shares issued and outstanding, respectively	32,018	28,980
Additional paid-in capital	36,757,742	31,336,345
Deficit accumulated during the development stage	(34,483,499)	(31,164,837)

Total stockholders’ equity	2,306,261	200,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,712,827	$407,237

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended
	September 30,
	2011	2010

Operating expenses:
General and administrative (including share-based compensation of $919,803 and $2,376,849, respectively)	$1,271,348	$2,632,820
Research and development	63,743	82,889

Total operating expenses	1,335,091	2,715,709

Loss from operations	(1,335,091)	(2,715,709)

Non-operating income (expenses):
Equity in loss of related party	(335,928)	—
Interest income (expense), net	970	1,278
Charges for modifications to warrants	(140,959)	—

Total non-operating income (expenses)	(475,917)	1,278

Net loss	$(1,811,008)	$(2,714,431)

Basic and diluted net loss per share	$(0.06)	$(0.10)

Weighted average shares outstanding — basic and diluted	31,920,918	28,042,982

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

			February 28, 2006
	For the Six Months Ended		(Inception) through
	September 30,		September 30, 2011
	2011	2010

Operating expenses:
General and administrative (including share-based compensation of $1,839,606, $4,850,902 and $16,167,157, respectively)	$2,587,548	$5,367,501	$20,571,364
Research and development	255,875	82,889	1,965,885
License fee — related party	—	—	5,615,980
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	2,843,423	5,450,390	28,916,469

Loss from operations	(2,843,423)	(5,450,390)	(28,916,469)

Non-operating income (expenses):
Equity in loss of related party	(335,928)	—	(335,928)
Interest income (expense), net	1,648	3,634	(50,745)
Accretion expense on notes payable — related party	—	(3,000)	(56,125)
Charges for warrants issued in merger — related parties	—	—	(1,948,237)
Charge for warrants issued in private placement — related parties	—	—	(403,350)
Charges for modifications to warrants	(140,959)	—	(2,772,645)

Total non-operating income (expenses)	(475,239)	634	(5,567,030)

Net loss	$(3,318,662)	$(5,449,756)	$(34,483,499)

Basic and diluted net loss per share	$(0.11)	$(0.19)

Weighted average shares outstanding — basic and diluted	30,748,871	28,022,974

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Deficit
						Accumulated
					Additional	During	Total
					Paid-in	Development	Stockholders’
	Preferred Stock		Common Stock		Capital	Stage	Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2011	—	$—	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $353,505 (June and August 2011 at $1.25 per unit)			3,037,900	3,038	3,440,832		3,443,870
Share-based compensation					1,839,606		1,839,606
Charge for modification to common stock purchase warrants sold in private placement offering in December 2009 and January 2010)					140,959		140,959
Net loss						(3,318,662)	(3,318,662)

Balances at September 30, 2011 (unaudited)	—	$—	32,018,396	$32,018	$36,757,742	$(34,483,499)	$2,306,261

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			February 28, 2006
	For the Six Months Ended		(Inception) Through
	September 30,		September 30, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,318,662)	$(5,449,756)	$(34,483,499)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity in loss of related party	335,928	—	335,928
Charge for warrant issued for purchase of license — related party	—	—	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	1,839,606	4,850,902	16,167,157
Charge for warrants issued in merger transaction - related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction — related parties	—	—	403,350
Charges for modifications to warrants	140,959	—	2,772,645
Accretion expense — related parties	—	3,000	56,125
Depreciation and amortization	2,642	3,440	25,588
Contributed rent	—	—	19,740
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	—	(365,000)	—
Other current assets	(7,417)	(29,129)	(53,057)
Accounts payable	34,191	(37,985)	282,131
Accrued liabilities	(60,250)	(31,237)	(255,574)
Accrued research and development costs	85,653	—	130,389
Amount due under sponsored research agreement	140,223	—	140,223
Amounts due to related parties	—	(375)	207,632

Net cash used in operating activities	(807,127)	(1,056,140)	(5,946,321)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment in related party	(2,000,000)	—	(2,000,000)
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(7,423)
Purchase of property and equipment	—	—	(35,401)

Net cash used in investing activities	(2,000,000)	—	(2,031,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock and warrants	3,443,870	—	7,729,815
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	—	—	236,088

Net cash provided by financing activities	3,443,870	—	8,915,903

Net increase (decrease) in cash and cash equivalents	636,743	(1,056,140)	938,508
Cash and cash equivalents at beginning of period	301,765	1,802,366	—

Cash and cash equivalents at end of period	$938,508	$746,226	$938,508

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
We are currently focusing on three indications for treatment using AAT: diabetes, complications due to graft rejection, also referred to as graft versus host disease (“GVHD”), and islet transplantation. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenues from our operations.
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
Going Concern
The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts and clinical trials. As of September 30, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on AAT indications. As of September 30, 2011, we had a deficit accumulated from inception of $34.5 million, which included total non-cash charges from inception of approximately $27.8 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
In June and August of 2011, we completed three closings of a private placement equity offering (the “2011 Private Placement”) and raised approximately $3.44 million in net cash proceeds. See further discussion and disclosures in Note 2. We expect that the cash raised in the 2011 Private Placement will allow us to fund our operations through our fiscal year ended March 31, 2012 based on current operating levels, however, we will need to engage in additional capital raising to operate beyond that period. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2012.
Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the Six Months Ended
	September 30,
	2011	2010

Accounts payable converted to common stock	$—	$49,982

Note payable — related party converted to common stock	$—	$25,000

Recently Issued Accounting Standard Updates
We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.
NOTE 2 — PRIVATE PLACEMENT TRANSACTION
On June 10, 2011, we accepted subscription agreements related to the sale of “Units” in the 2011 Private Placement. Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 per share until five years from the initial closing of the 2011 Private Placement. The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, and $2.0 million was used to purchase an equity interest in a private biotech company that is a related party. See further discussion in Note 6.
On June 10, 2011, we conducted the initial closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 2,463,900 Units for an aggregate subscription price of $3,079,875. After deducting offering expenses, including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $2,797,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the initial closing of the 2011 Private Placement.
On June 27, 2011, we conducted a second closing under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 338,000 Units for an aggregate subscription price of $422,500. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $378,000. Certain of our officers and directors purchased an aggregate of 50,000 Units in the second closing of the 2011 Private Placement.
On August 8, 2011, we completed the final closing for the 2011 Private Placement, pursuant to which we accepted subscription agreements for the purchase of 236,000 Units for an aggregate subscription price of $295,000. After deducting offering expenses, including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled approximately $266,000.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
GVC Capital LLC (“GVC Capital”) served as the placement agent for the 2011 Private Placement and earned a cash commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. We issued a total of 273,411 of 2011 Private Placement PA Warrants to GVC Capital in conjunction with the three closings of the 2011 Private Placement. Two of our directors are senior managing partners in GVC Capital.
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
NOTE 3 — CONTRACTUAL COMMITMENTS
Type 1 Diabetes Clinical Trial
On June 7, 2010, we executed an Investigational Site Agreement (the “ISA”), whereby we agreed to fund a two-year clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial was initially to include 15 patients. In October 2011, we elected to reduce the size of the Diabetes Clinical Trial to 12 patients. Based on the reduction of patients, our remaining obligations for the Diabetes Clinical Trial are approximately $120,000. For the six months ended September 30, 2011, we recorded approximately $113,000 of research and development expense related to the Diabetes Clinical Trial based on four new patients infused during this period.
Viral Disorders SRA
On August 18, 2010, we entered into an SRA with RUC for UCD to perform studies to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000. As of September 30, 2011, we had paid UCD approximately $110,000.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we have estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA. This liability is represented as of September 30, 2011 under the caption “Amount due under sponsored research agreement” on our unaudited consolidated balance sheet included in this report.
Diabetes SRA
On September 3, 2010, we executed an SRA with UCD in the area of diabetes (the “Diabetes SRA”). The Diabetes SRA was executed pursuant to a license agreement for the treatment of diabetes (the “Diabetes License”) that we executed in 2009 with Bio Holding. The total amount due under the Diabetes SRA is $88,000, of which all has been paid as of September 30, 2011.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 — NET LOSS PER SHARE
Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. As of September 30, 2011 and September 30, 2010, potentially dilutive securities were comprised of 13,934,303 and 11,557,992 common stock purchase warrants, respectively.
NOTE 5 — SHARE-BASED COMPENSATION
All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date. During the six months ended September 30, 2011, we did not grant or issue any equity-based awards.
Share-based compensation recorded for the three and six months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Employees, and directors	$919,803	$1,316,970	$1,839,606	$2,731,142
Outside consultants	—	1,059,879	—	2,119,760

	$919,803	$2,376,849	$1,839,606	$4,850,902

As of September 30, 2011, there was approximately $4.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.7 years.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended September 30, 2011 is as follows:

Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual	Aggregate
	Shares	Price	Term (in years)	Intrinsic Value

Outstanding at March 31, 2011	3,243,000	$1.97
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding at September 30, 2011	3,243,000	$1.97	4.1	$741,000

Vested and exercisable at September 30, 2011	2,863,000	$1.84	4.0	$741,000

NOTE 6 — INVESTMENT IN BIOMIMETIX PHARMACEUTICAL, INC.
On July 15, 2011 for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix Pharmaceutical, Inc. (“BioMimetix”) comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant is immediately exercisable and expires on July 15, 2012. If the BioM Warrant is fully exercised, which will require an additional $2.0 million cash investment, we will hold an aggregate 40% equity ownership interest in BioMimetix. The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows: (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%. As of September 30, 2011, we owned 28.1% of BioMimetix’s issued and outstanding shares.
Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”), and as consideration, Duke University received 100,000 shares of BioMimetix’s common stock. BioMimetix is a recently formed biopharmaceutical corporation and, as the exclusive licensee of the Duke License, intends to develop a new class of patented compounds for the treatment of various disease and health care treatment classifications including radiation toxicity during the treatment of cancer using radiation therapy.
Dr. James Crapo, our Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and serves as its CEO and as a director. Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors. In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the BioM Investment.
We accounted for the BioM Investment using the equity method of accounting and recorded the BioM Investment at the purchase price of $2.0 million, which was deemed to be fair value. The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized. For the three and six months ended September 30, 2011, we recorded a pro-rata net loss from BioMimetix of $335,928.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
For the three and six months ended September 30, 2011, BioMimetix reported the following operating results:

Loss from continuing operations	$(1,197,051)
Net loss and net loss attributable to investee	$(1,195,902)
As of September 30, 2011, BioMimetix’s balance sheet was comprised as follows:

Assets (all cash)	$1,730,538
Liabilities	$81,650
Stockholders’ equity	$1,648,888

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability and the ability of BioMimetix to successfully develop new products and services for new markets; changes in law or regulatory requirements that adversely affect our ability to market our products; delays in the introduction of our products or services into the market; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk facts set forth in Part I. Item 1A “Risk Factors” of our 2011 Form 10-K and Part II. Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
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
We are currently focusing on three indications for treatment using AAT: diabetes, complications due to graft rejection, also referred to as graft versus host disease (“GVHD”), and islet transplantation. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenues from our operations.
Current Scientific Developments
Clinical Trial on Type 1 Diabetes
On June 7, 2010, we executed an Investigational Site Agreement (the “ISA”), whereby we agreed to fund a two-year clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial was initially to include 15 patients. In October 2011, we elected to reduce the size of the Diabetes Clinical Trial to 12 patients, all of which had completed their weekly infusions in October 2011. We are currently exploring the possibility of commencing a new Type 1 diabetes human clinical trial subject to raising additional capital through a strategic partnership or an equity capital raise.

Viral Disorders SRA
On August 18, 2010, we entered into an SRA with RUC for UCD to perform studies to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000. As of September 30, 2011, we had paid UCD approximately $110,000.
On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we have estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.
Our decision to terminate the Viral SRA was made based our need to conserve cash and refocus our research and development efforts on indications that we believe are commercially feasible at this time. These indications include diabetes and cellular transplantation, which includes GVHD and islet transplantation. Further, to pursue additional research and development and potential future clinical trials in diabetes, GVHD and islet transplantation, we will most likely need to form a strategic partnership with one or more of the current AAT manufacturers, which we expect would include receiving financial support from them for AAT indications that they can most quickly commercialize. However, there can be no assurance of forming a strategic partnership, and if so, that we would receive financial funding.
Investment in BioMimetix
On July 15, 2011 and for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix Pharmaceutical, Inc. (“BioMimetix”) comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock for cash consideration of $2.0 million (the “BioM Investment”). Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”), and as consideration Duke University received 100,000 shares of BioMimetix’s common stock. BioMimetix is a recently formed biopharmaceutical corporation and, as the exclusive licensee of the Duke License, intends to develop a new class of patented compounds for the treatment of various disease and health care treatment classifications including radiation toxicity during the treatment of cancer using radiation therapy.
Dr. James Crapo, our Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and serves as its CEO and as a director. Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors. In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the BioM Investment.
The BioM Warrant is immediately exercisable and expires on July 15, 2012. If the BioM Warrant is fully exercised, which will require an additional $2.0 million cash investment, we will hold an aggregate 40% equity ownership interest in BioMimetix. The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows: (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%.
As of September 30, 2011, we owned 28.1% of BioMimetix’s issued and outstanding shares. We accounted for the BioM Investment using the equity method of accounting and recorded our investment at the purchase price of $2.0 million, which was deemed to be fair value. The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized. For the three and six months ended September 30, 2011, we recorded a pro-rata net loss from BioMimetix of $335,928.

Results of Operations — For the Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010
The following discussion relates to our operations for the three months ended September 30, 2011 (the “September 2011 quarter”) as compared to the three months ended September 30, 2010 (the “September 2010 quarter”).
Net loss — For the September 2011 quarter, we reported a net loss of $1,811,008 as compared to a net loss of $2,714,431 for the September 2010 quarter, a decrease of $903,423. This decrease was primarily attributable to decreases in general and administrative expenses of approximately $1,361,000, of which approximately $1,457,000 of this decrease was attributable to share-based compensation. Offsetting this decrease was an increase in non-operating expenses of approximately $477,000, which is further discussed below. We have not reported any revenue since inception and it is highly likely that we will not recognize any revenue in the near term.
General and administrative expenses - General and administrative expenses for the September 2011 quarter were $1,271,348, which included $919,803 of share-based compensation, as compared to $2,632,820 in the September 2010 quarter, which included $2,376,849 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses in the September 2011 quarter were $351,545 as compared to $255,971 for the September 2010 quarter, an increase of $95,574 or approximately 37%. This increase was primarily due to increases in certain expense categories, most notably officer salary and consulting fees of approximately $65,000 due to higher headcount and legal fees for patent filings and related prosecution of approximately $42,000.
Research and development expenses — Research and development expenses for the September 2011 quarter were $63,743 as compared to $82,889 for the September 2010 quarter, a decrease of $19,146. This decrease was primarily due to a decrease of approximately $55,000 in expense related to the Viral SRA a result of terminating the Viral SRA and recording all estimated amounts due as of June 30, 2011. Offsetting this decrease was an increase in expense related to the Diabetes Clinical Trial as a result of no patient infusions occurring in the September 2010 quarter.
Non-operating expenses — Non-operating expenses for the September 2011 quarter increased $477,195 as compared to the September 2010 quarter due to expenses recorded in the September 2011 quarter for the equity loss of BioMimetix of $335,928 and a charge in the amount of $140,959 for a modification of investor warrants originally issued during the fiscal year ended March 31, 2010.
Results of Operations — For the Six Months Ended September 30, 2011 Compared to the Six Months Ended September 30, 2010
The following discussion relates to our operations for the six months ended September 30, 2011 (the “September 2011 period”) as compared to the six months ended September 30, 2010 (the “September 2010 period”).
Net loss — For the September 2011 period, we reported a net loss of $3,318,662 as compared to a net loss of $5,449,756 for the September 2010 period, a decrease of $2,131,094. This decrease was primarily attributable to decreases in general and administrative expenses of approximately $2,780,000, of which approximately $3,011,000 of this decrease was attributable to share-based compensation. Offsetting this decrease was an increase in non-operating expenses of approximately $476,000, which is further discussed below.

General and administrative expenses - General and administrative expenses for the September 2011 period were $2,587,548, and included $1,839,606 of share-based compensation, as compared to $5,367,501 in the September 2010 period, which included $4,850,902 of share-based compensation. As we have disclosed in prior filings and as described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the September 2011 period were $747,942 as compared to $516,599 for the September 2010 period, an increase of $231,343 or approximately 45%. This increase was primarily due to higher expenses in certain expense categories, most notably officer salary and consulting fees of approximately $136,000 due to higher headcount; legal fees for patent filings and related prosecution of approximately $97,000; legal fees for due diligence associated with the BioMimetix Investment of approximately $21,000; minimum royalty payments due under the Bacterial License of $25,000; and offering costs of approximately $21,000 associated with an aborted equity financing conducted during the three months ended June 30, 2011. Offsetting these increases was a decrease in public and investor relations expense of approximately $31,000 and a decrease of approximately $29,000 related to an exploratory project for AAT biohazard indications that was incurred during the three months ended June 30, 2010. This project was discontinued in December 2010.
Research and development expenses — Research and development expenses for the September 2011 period were $255,875 as compared to $82,889 for the September 2010 period, an increase of $172,986. This increase was primarily due to an increase of approximately $113,000 in expense related to the Diabetes Clinical Trial as a result of four new patient infusions occurring in the September 2011 period and an increase of approximately $59,000 in expense related to the Viral SRA a result of terminating the Viral SRA and recording all estimated amounts due as of June 30, 2011.
Non-operating expenses — Non-operating expenses for the September 2011 period increased $475,873 as compared to the September 2010 period due to expenses recorded in the September 2011 period for the equity loss of BioMimetix of $335,928 and a charge in the amount of $140,959 for a modification of investor warrants originally issued during the fiscal year ended March 31, 2010.
Liquidity and Capital Resources
Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the contractual commitments due under our Diabetes Clinical Trial and SRAs. As of September 30, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research development efforts, which could include future clinical trials on AAT indications. As of September 30, 2011, we had a deficit accumulated from inception of approximately $34.5 million, which included total non-cash charges from inception of approximately $27.8 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.
Private Placement
On June 10, 2011, we accepted subscription agreements related to the sale of “Units” in the 2011 Private Placement. Each “Unit” is comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit. Each Private Placement Warrant is exercisable at $2.00 per share until five years from the initial closing of the 2011 Private Placement. The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, and $2.0 million was used to purchase the equity interest in BioMimetix.
On June 10, June 27 and August 8, 2011, we conducted three closings under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 3,037,900 Units for an aggregate subscription price of $3.8 million. After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $3.44 million. Certain of our officers and directors purchased an aggregate of 100,000 Units in the 2011 Private Placement.

GVC Capital served as the placement agent for the 2011 Private Placement and earned a commission of 9% of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”). The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement. We issued a total of 273,411 of 2011 Private Placement PA Warrants to GVC Capital in conjunction with the 2011 Private Placement. Two of our directors are Senior Managing Partners in GVC Capital.
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
Cash and Cash Equivalents
We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at September 30, 2011, March 31, 2011 and September 30, 2010 were approximately $0.9 million, $0.3 million and $0.7 million, respectively.
Cash Flows from Operating Activities
For the September 2011 period, net cash used in operations was $807,127. The primary use of cash from operations was general and administrative expenses excluding share-based compensation, which totaled $747,942 and research and development expenses of $255,875. For this same period, the primary sources of cash from operations was a accrual recorded in the amount of $140,223 related to estimated costs to settle all obligations due under the Viral SRA and a net increase of $85,653 in accrued research and development costs related to the Diabetes Clinical Trial. For the September 2010 period, net cash used in operations was $1,056,140. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $516,599, the initial prepayment of $365,000 related to the Diabetes Clinical Trial and research and development expense of $82,889.
Cash Flows from Investing Activities
For the September 2011 period, our cash used in investing activities was comprised of the $2.0 million investment in BioMimetix. For the September 2010 period, we did not generate or expend cash from investing activities.
Cash Flows from Financing Activities
For the September 2011 period, we generated $3.4 million of cash from financing activities from the 2011 Private Placement. This amount was net of offering costs of approximately $354,000. For the September 2011 period, we did not generate or expend cash from financing activities.
Anticipated Cash Commitments
As of September 30, 2011, we have obligations to complete the Diabetes Clinical Trial, which we estimate to be approximately $120,000 and to settle all amounts due to UCD under the termination of the Viral SRA, which we currently estimate to be approximately $140,000. Beginning in June 2011, we began to reduce our cash expenditures through a plan to reduce employee headcount, curtail patent prosecution in certain matters and terminate a research and development project that did not fit with our AAT commercial opportunities in the near term. We may enter into additional research and development projects and/or additional clinical trials in AAT indications that we believe are the most commercially viable in the near term, subject to raising additional capital from outside investors or through a potential strategic partnership with a pharmaceutical company.

We expect that the cash raised in the 2011 Private Placement will allow us to operate through our fiscal year ended March 31, 2012 based on current operating levels, however, we will likely need to engage in additional capital raising to operate beyond that period. We will also need to raise an additional $2.0 million by July 15, 2012 to allow us to purchase up to an aggregate 40% ownership in BioMimetix, should we elect to exercise the BioM Warrant in full.
We currently are pursuing various avenues to obtain additional capital including raising money in the equity markets and strategic partnerships with pharmaceutical companies. There can be no assurance that additional capital will be available to us on acceptable terms or at all. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate.
Critical Accounting Policies
We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2011 Form 10-K. Those that are the most fundamental to the understanding our financial statements are our use of estimates, including the accounting for clinical trials and other research and development projects, the computation of share-based compensation and determination of fair value of our stock price used in those computations; the computation of other equity-based payments; and the capitalization of license agreements and impairment analysis of the capitalized license costs.
In addition and effective with this report, our critical accounting policies include the accounting for BioMimetix, which is a private company and related party. We do not hold a controlling financial interest in BioMimetix, but have the ability to exercise significant influence over its operating and financial policies. Based on these factors and our ownership of 28.1% of BioMimetix’s issued and outstanding shares of common stock, we accounted for BioMimetix under the equity method.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2011, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.
Change in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION.

Item 1.	Legal Proceedings.
We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 1A.	Risk Factors.
There have been no material changes or updates to the risk factors previously disclosed in Item 1A. “Risk Factors” of our 2011 Form 10-K and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In September 2011, we sold for a nominal fee 273,411 common stock purchase warrants (the “2011 Private Placement PA Warrants”) to GVC Capital LLC (“GVC Capital”) as partial consideration for their services as the placement agent for the 2011 Private Placement. The 2011 Private Placement PA Warrants are exercisable at a price of $1.50 per share and carry a cashless exercise provision. Two of our directors are senior managing partners in GVC Capital. The securities were issued under Section 4(2) of the Securities Act of 1933, as amended.

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

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.1
Stockholders’ Agreement by and among BioMimetix Pharmaceutical, Inc., Omni Bio Pharmaceutical, Inc. and certain investors, named therein, dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on July 21, 2011)

10.2
Stock Purchase Agreement by and between BioMimetix Pharmaceutical, Inc. and Omni Bio Pharmaceutical, Inc. dated July 15, 2011 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on July 21, 2011)

10.3
Warrant to Purchase Shares of Common Stock issued to Omni Bio Pharmaceutical, Inc. by BioMimetix Pharmaceutical, Inc. dated July 15, 2011 (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on July 21, 2011)

10.4
Letter of Employment by and between James Crapo and Omni Bio Pharmaceutical, Inc. dated July 15, 2011(incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on July 21, 2011)

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

OMNI BIO PHARMACEUTICAL, INC.
November 9, 2011	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)