Form 10-Q
period 2011-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2012-02-09
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒     No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐    No   ☒

The number of shares outstanding of the registrant’s common stock as of February 1, 2012 was 32,018,396.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

	Consolidated Balance Sheets – December 31, 2011 and March 31, 2011 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended December 31, 2011 and 2010 (unaudited)	3

	Consolidated Statements of Operations – For the nine months ended December 31, 2011 and 2010, and February 28, 2006 (Inception) through December 31, 2011 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – As of and for the nine months ended December 31, 2011 (unaudited)	5

	Consolidated Statements of Cash Flows – For the nine months ended December 31, 2011 and 2010, and February 28, 2006 (Inception) through December 31, 2011 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

Signatures		22

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31, 2011 (Unaudited)	March 31, 2011 (Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$535,800	$301,765
Other current assets	46,839	43,541

Total current assets	582,639	345,306

Equity investment in related party	1,542,700	—
Intangible assets, net	57,969	61,931

Total long-term assets	1,600,669	61,931

TOTAL ASSETS	$2,183,308	$407,237

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$65,571	$41,763
Amount due under sponsored research agreement	140,223	—
Accrued research and development costs	—	44,736
Accrued liabilities	65,180	116,500
Amounts due to related parties	3,750	3,750

Total current liabilities	274,724	206,749

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,396 and 28,980,496 shares issued and outstanding, respectively	32,018	28,980
Additional paid-in capital	37,677,545	31,336,345
Deficit accumulated during the development stage	(35,800,979)	(31,164,837)

Total stockholders’ equity	1,908,584	200,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,183,308	$407,237

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,
	For the Three Months Ended December 31,
	2011	2010

Operating expenses:
General and administrative (including share-based compensation of $919,803 and $779,178, respectively)	$1,181,609	$1,115,316
Research and development	15,000	226,451

Total operating expenses	1,196,609	1,341,767

Loss from operations	(1,196,609)	(1,341,767)

Non-operating income (expenses):
Equity in loss of related party	(121,372)	—
Interest income (expense), net	501	712

Total non-operating income (expenses)	(120,871)	712

Net loss	(1,317,480)	$(1,341,055)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average shares outstanding – basic and diluted	32,018,396	28,310,550

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	September 30,	September 30,	September 30,
	For the Nine Months Ended December 31,		February 28, 2006 (Inception) through December 31, 2011
	2011	2010

Operating expenses:
General and administrative (including share-based compensation of $2,759,409, $5,630,080 and $17,086,960, respectively)	$3,769,157	$6,482,817	$21,752,973
Research and development	270,875	309,340	1,980,885
License fee – related party	—	—	5,615,980
Charge for common stock issued pursuant to license agreements	—	—	763,240

Total operating expenses	4,040,032	6,792,157	30,113,078

Loss from operations	(4,040,032)	(6,792,157)	(30,113,078)

Non-operating income (expenses):
Equity in loss of related party	(457,300)	—	(457,300)
Interest income (expense), net	2,149	4,346	(50,244)
Accretion expense on notes payable – related party	—	(3,000)	(56,125)
Charges for warrants issued in merger – related parties	—	—	(1,948,237)
Charge for warrants issued in private placement – related parties	—	—	(403,350)
Charges for modifications to warrants	(140,959)	—	(2,772,645)

Total non-operating income (expenses)	(596,110)	1,346	(5,687,901)

Net loss	$(4,636,142)	$(6,790,811)	$(35,800,979)

Basic and diluted net loss per share	$(0.15)	$(0.24)

Weighted average shares outstanding – basic and diluted	31,173,585	28,119,181

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2011	—	$—	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $353,505 (June and August 2011 at $1.25 per unit)			3,037,900	3,038	3,440,832		3,443,870
Charge for modification to common stock purchase warrants sold in private placement offering in December 2009 and January 2010)					140,959		140,959
Share-based compensation					2,759,409		2,759,409
Net loss						(4,636,142)	(4,636,142)

Balances at December 31, 2011 (unaudited)	—	$—	32,018,396	$32,018	$37,677,545	$(35,800,979)	$1,908,584

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	September 30,	September 30,	September 30,
	For the Nine Months Ended December 31,		February 28, 2006 (Inception) Through December 31, 2011
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,636,142)	$(6,790,811)	$(35,800,979)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity in loss of related party	457,300	—	457,300
Charge for warrant issued for purchase of license – related party	—	—	5,590,980
Common stock issued pursuant to license agreements	—	—	763,240
Share-based compensation	2,759,409	5,630,080	17,086,960
Charge for warrants issued in merger transaction – related parties	—	—	1,948,237
Charge for warrants issued in private placement transaction – related parties	—	—	403,350
Charges for modifications to warrants	140,959	—	2,772,645
Accretion expense – related parties	—	3,000	56,125
Depreciation and amortization	3,962	4,736	26,908
Contributed rent	—	—	19,740
Loss on disposal of equipment	—	—	2,444
Changes in operating assets and liabilities:
Prepaid clinical trial fee	—	(173,716)	—
Other current assets	(3,298)	(56,022)	(48,938)
Accounts payable	23,808	(40,974)	271,748
Accrued liabilities	(63,250)	15,679	(246,644)
Accrued research and development costs	(32,806)	—	—
Amount due under sponsored research agreement	140,223	—	140,223
Amounts due to related parties	—	(375)	207,632

Net cash used in operating activities	(1,209,835)	(1,408,403)	(6,349,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment in related party	(2,000,000)	—	(2,000,000)
Cash proceeds from reverse merger transactions	—	—	11,750
Purchase of licenses	—	—	(7,423)
Purchase of property and equipment	—	—	(35,401)

Net cash used in investing activities	(2,000,000)	—	(2,031,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock and warrants	3,443,870	—	7,729,815
Proceeds from the issuance of notes payable to related party	—	—	825,000
Proceeds from the sale of common stock warrants	—	—	125,000
Proceeds from the exercise of common stock warrants	—	222,138	236,088

Net cash provided by financing activities	3,443,870	222,138	8,915,903

Net increase (decrease) in cash and cash equivalents	234,035	(1,186,265)	535,800
Cash and cash equivalents at beginning of period	301,765	1,802,366	—

Cash and cash equivalents at end of period	$535,800	$616,101	$535,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

Omni Bio Pharmaceutical, Inc. (“Omni”) is the licensee of patents and patent applications related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of treatments for: graft rejection and cellular transplantation, bacterial disorders and viral disorders. We also hold a fourth license to an issued patent and a patent application for the treatment of diabetes with a privately-held company, Bio Holding, Inc. (“Bio Holding”).

We are currently focusing on two indications for treatment using AAT: diabetes and certain complications due to graft rejection also referred to as graft versus host disease (“GVHD”). To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenue from our operations.

In addition, we have a 28.1% equity ownership interest in a privately-held company, BioMimetix Pharmaceutical, Inc. (“BioMimetix”). BioMimetix is a development stage company that is pursuing the development of a new class of compounds for the treatment of various disease and health care treatment classifications including radiation toxicity during the treatment of cancer using radiation therapy. Currently, we are the largest shareholder of BioMimetix and supplied its initial funding of $2.0 million in cash in July 2011.

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

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and contractual commitments for research and development efforts and clinical trials. As of December 31, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

operations and research and development efforts on AAT indications. As of December 31, 2011, we had a deficit accumulated from inception of $35.8 million, which included total non-cash charges from inception of approximately $28.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

In June and August of 2011, we completed three closings of a private placement equity offering (the “2011 Private Placement”) and raised approximately $3.4 million in net cash proceeds. See further discussion and disclosures in Note 2. We expect that the cash raised in the 2011 Private Placement will allow us to fund our operations through our fiscal year ended March 31, 2012 based on current operating levels, however, we will need to engage in additional capital raising to operate beyond that period. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2012.

Supplemental Disclosures of Non-Cash Investing and Financing Activities

		September 30,	September 30,
	For the Nine Months Ended December 31,
	2011		2010

Accounts payable converted to common stock		$—	$49,982

Note payable – related party converted to common stock		$—	$25,000

Issuance of common stock purchase warrants to related party pursuant to private placement transaction	$		$7

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – PRIVATE PLACEMENT TRANSACTION

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

NOTE 3 – CONTRACTUAL COMMITMENTS

Type 1 Diabetes Clinical Trial

On June 7, 2010, we executed an Investigational Site Agreement (the “ISA”), whereby we agreed to fund a two-year clinical study to evaluate AAT in the treatment of patients with Type 1 diabetes (the “Diabetes Clinical Trial”). The Diabetes Clinical Trial was initially to include 15 patients. In October 2011, we elected to reduce the size of the Diabetes Clinical Trial to 12 patients, all of which had completed their weekly infusions in October 2011. As of December 31, 2011, we have accrued approximately $12,000 for potential additional run-out costs on the Diabetes Clinical Trial.

Viral Disorders SRA

On August 18, 2010, we entered into an SRA with RUC for UCD to perform studies to determine the biological activity of AAT as an inhibitor of influenza infection (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

On December 29, 2011, we executed a settlement agreement (the “Settlement Agreement”) with RUC to satisfy all obligations due under the Viral SRA in the amount of $140,000. This liability is represented as of December 31, 2011 under the caption “Amount due under sponsored research agreement” on our unaudited consolidated balance sheet included in this report. We are obligated to make the following payments under the Settlement Agreement: (1) $40,000 due on or before January 6, 2012, which was paid on January 5, 2012 and (2) the balance of $100,000 on or before June 30, 2012, subject to acceleration based on certain conditions related to Omni raising additional capital prior to June 30, 2012.

NOTE 4 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. As of December 31, 2011 and December 31, 2010, potentially dilutive securities were comprised of 13,934,303 and 10,622,992 common stock purchase warrants, respectively.

NOTE 5 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the estimated fair value of the award on the grant date. During the nine months ended December 31, 2011, we did not grant or issue any equity-based awards.

Share-based compensation recorded for the three and nine months ended December 31, 2011 and 2010 was as follows:

	September 30,	September 30,	September 30,	September 30,
	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010

Employees, and directors	$919,803	$779,178	$2,759,409	$3,510,320
Outside consultants	—	—	—	2,119,760

	$919,803	$779,178	$2,759,409	$5,630,080

As of December 31, 2011, there was approximately $3.9 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.5 years.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended December 31, 2011 is as follows:

	September 30,	September 30,	September 30,	September 30,
	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2011	3,243,000	$1.97
Granted	—	—
Exercised	—	—
Forfeited/expired/cancelled	—	—

Outstanding at December 31, 2011	3,243,000	$1.97	3.9	$3,314,000

Vested and exercisable at December 31, 2011	2,863,000	$1.84	3.7	$3,314,000

NOTE 6 – INVESTMENT IN BIOMIMETIX PHARMACEUTICAL, INC.

On July 15, 2011 for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant is immediately exercisable and expires on July 15, 2012. If the BioM Warrant is fully exercised, which will require an additional $2.0 million cash investment, we will hold an aggregate 40% equity ownership interest in BioMimetix. The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows: (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%. As of December 31, 2011, we owned 28.1% of BioMimetix’s issued and outstanding shares.

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

We accounted for the BioM Investment using the equity method of accounting and recorded the BioM Investment at the purchase price of $2.0 million, which was deemed to be fair value. The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized. As a development stage company, BioMimetix is not expected to recognize any revenue in the foreseeable future and as such, we expect to record net losses from BioMimetix that will result in the carrying amount of the BioM Investment to decrease during this period. Factors other than BioMimetix’s expected net losses may indicate that a further decrease in the value of the BioM Investment may have occurred that is other than temporary. Any impairment in the carrying amount of the BioM Investment that is deemed to be other than a temporary decline shall be recognized. This determination requires significant estimates and judgment by management. If an impairment charge related to the BioM Investment is required, it could have a material impact on our consolidated financial statements. As of December 31, 2011, management concluded that the BioM Investment was not impaired.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

For the period from April 26, 2011 (Inception) through December 31, 2011, we recorded a pro-rata net loss from BioMimetix of $457,300.

For the period from April 26, 2011 (Inception) through December 31, 2011, BioMimetix reported the following operating results:

September 30,
Loss from continuing operations	$(1,627,827)
Net loss and net loss attributable to investee	$(1,627,827)

As of December 31, 2011, BioMimetix’s balance sheet was comprised as follows:

September 30,
Assets (all cash)	$1,487,213
Liabilities	$40,000
Stockholders’ equity	$1,447,213

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

Overview

We are the licensee of applications and patents related to novel compositions of matter and methods of use for an existing FDA approved drug, Alpha-1 antitrypsin (“AAT”). We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of treatments for: graft rejection and cellular transplantation, bacterial disorders and viral disorders. We also hold a fourth license to a patent application and an issued patent for the treatment of diabetes (the “Diabetes Patent”) with a privately-held company, Bio Holding, Inc. (“Bio Holding”).

We are currently focusing on two indications for treatment using AAT: diabetes and certain complications due to graft rejection also referred to as graft versus host disease (“GVHD”). To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) with the University of Colorado Denver (“UCD”) in indications covered under the license agreements with RUC and Bio Holding and to fund a human clinical trial in Type 1 diabetes. Since inception, we have not generated any revenue from our operations.

In addition, we have a 28.1% equity ownership interest in a privately-held company, BioMimetix Pharmaceutical, Inc. (“BioMimetix”). BioMimetix is a recently formed biopharmaceutical corporation and intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy. Currently, we are the largest shareholder of BioMimetix and supplied its initial funding of $2.0 million in cash in July 2011.

Current Scientific Developments

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

In December 2011, we received notice from the United States Patent Office (“USPTO”) that the Diabetes Patent had been issued. The Diabetes Patent covers “methods for treating diabetes by administering AAT or a derivative of AAT” and expires in May 2022.

Human Clinical Trials

In January 2012, we announced our intention to commence a new placebo-controlled Type 1 diabetes trial and to initiate a proof of principle human clinical trial for the treatment of a potentially lethal complication of bone marrow transplantation, also known as GVHD. The ability to fund both of these human clinical trials is subject to us raising additional capital in the near term. There is no assurance that we will be successful in raising additional capital to fund these trials.

Recombinant AAT Fusion Protein with Fc

In January 2012, we announced our intention to commence research and development work on a recombinant fusion protein of AAT and an Fc fragment of Immunoglobulin (“Fc-AAT”). In early in vitro models of inflammation and in an animal model of myocardial infarction, our Fc-AAT compound has shown to be substantially more potent than plasma-derived AAT. We believe this fusion protein offers the potential advantages of: (1) enhanced ease and speed of purification, (2) significantly lower cost of production (3) prolonged plasma and tissue half-life, and (4) potential ability to target specific cells. We believe that the successful development of an FDA-approved substitute compound for plasma-derived AAT would offer us commercial opportunities in both the of treatment of Type 1 diabetes and GVHD as well as other indications such as treatment of cardiac conditions (e.g. myocardial infarction) and treatment of gastrointestinal disorders (e.g. inflammatory bowel disease). In addition, we believe that an Fc-AAT-like protein, if approved for use by the FDA, would help address the limited supply and high production cost of plasma-derived AAT.

We are aware that other companies, who have significantly greater financial and scientific recourses as compared to us, are developing their own formulations of recombinant AAT molecules, and there is no assurance that, if we are successful in developing our Fc-AAT compound through to a FDA “New Drug Application” (an “NDA”), it will be as or more effective than a recombinant AAT compound developed by our competitors. If we are successful in achieving an NDA for our Fc-AAT compound, there is no assurance that we will be successful in commercializing a product. The ability to fund research and development work for our Fc-AAT compound for the long term is dependent upon raising significant additional capital in the near term. There is no assurance that we will be successful in raising additional capital to fund this work beyond its early development.

BioMimetix

On July 15, 2011 and for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock for cash consideration of $2.0 million (the “BioM Investment”). Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”), and as consideration Duke University received 100,000 shares of BioMimetix’s common stock.

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

As of December 31, 2011, we owned 28.1% of BioMimetix’s issued and outstanding shares. We accounted for the BioM Investment using the equity method of accounting and recorded our investment at the purchase price of $2.0 million, which was deemed to be fair value. The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized. As a development stage company, BioMimetix is not expected to recognize any revenue in the foreseeable future and as such, we expect to record net losses from BioMimetix that will result in the carrying amount of the BioM Investment to decrease during this period. Factors other than BioMimetix’s expected net losses may indicate that a further decrease in the value of the BioM Investment may have occurred that is other than temporary. Any impairment in the carrying amount of the BioM Investment that is deemed to be other than a temporary decline shall be recognized. This determination requires significant estimates and judgment by management. If an impairment charge related to the BioM Investment is required, it could have a material impact on our consolidated financial statements. As of December 31, 2011, management concluded that the BioM Investment was not impaired.

For the period from April 26, 2011 (Inception) through December 31, 2011, we recorded a pro-rata net loss from BioMimetix of $457,300.

BioMimetix believes that its current development compound, BMX-001, has significantly higher potency for certain indications than earlier generation compounds. BioMimetix’s initial targeted use for BMX-001 is in the treatment of glioblastoma, an aggressive brain tumor. Other targeted uses for compounds related to the Duke License may include reducing side effects of radiation therapy in the treatment of head and neck cancer and uses in the treatment of morphine tolerance.

In January 2012, BioMimetix announced that it is proceeding through the GMP synthesis phase of BMX-001, and its goal is to complete preclinical development to enable an IND to be filed and the initiation of human studies in 2012.

Viral Disorders SRA

On August 18, 2010, we entered into an SRA with RUC for UCD to perform studies to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”). We were required to make quarterly payments over a two-year period to UCD, which totaled approximately $440,000.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. In July 2011, we received acknowledgment from UCD of our termination letter related to the Viral SRA, and based on discussions related thereto, we estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.

On December 29, 2011, we executed a settlement agreement (the “Settlement Agreement”) with RUC to satisfy all obligations due under the Viral SRA in the amount of $140,000. In January 2012, we made our first required payment of $40,000 and are obligated to pay the balance of $100,000 on or before June 30, 2012, subject to acceleration based on certain conditions related to Omni raising additional capital prior to June 30, 2012.

Results of Operations – For the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

The following discussion relates to our operations for the three months ended December 31, 2011 (the “December 2011 quarter”) as compared to the three months ended December 31, 2010 (the “December 2010 quarter”).

General and administrative expenses – General and administrative expenses for the December 2011 quarter were $1,181,609, which included $919,803 of share-based compensation, as compared to $1,115,316 in the December 2010 quarter, which included $779,178 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2011 quarter were $261,806 as compared to $336,138 for the December 2010 quarter, a decrease of $74,332 or approximately 22%. This decrease was primarily due to decreases in certain expense categories, most notably external audit and accounting fees of $40,000, scientific advisory board fees of $11,000, stock transfer agent fees of $18,000, corporate legal and compliance fees of $29,000 and $24,000 of costs associated with an exploratory project for AAT biohazard indications that was terminated in December 2010. Offsetting these decreases were increases in certain expense categories, most notably officer salary and consulting fees of $23,000 and legal fees for patent filings and related prosecution of $23,000.

Research and development expenses – Research and development expenses for the December 2011 quarter were $15,000 as compared to $226,451 for the December 2010 quarter, a decrease of $211,451. This decrease was primarily due to the completion of our Diabetes Clinical Trial in October 2011. We did not initiate any new research and development programs during the December 2011 quarter.

Non-operating expenses – Non-operating expenses for the December 2011 quarter increased $121,583 as compared to the December 2010 quarter primarily due to the equity loss of BioMimetix for the December 2011 quarter of $121,372.

Results of Operations – For the Nine Months Ended December 31, 2011 Compared to the Nine Months Ended December 31, 2010

The following discussion relates to our operations for the nine months ended December 31, 2011 (the “December 2011 period”) as compared to the nine months ended December 31, 2010 (the “December 2010 period”).

General and administrative expenses – General and administrative expenses for the December 2011 period were $3,769,157, and included $2,759,409 of share-based compensation, as compared to $6,482,817 in the December 2010 period, which included $5,630,080 of share-based compensation. As we have disclosed in prior filings and as described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2011 period were $1,009,748 as compared to $852,737 for the December 2010 period, an increase of $157,011 or approximately 18%. This increase was primarily due to increases in certain expense categories, most notably officer salary and consulting fees of approximately $162,000 due to higher headcount, legal fees for patent filings and related prosecution of approximately $120,000, legal fees for due diligence and investment documents associated with the BioMimetix Investment of approximately $21,000, minimum royalty payments due under the Bacterial License of $25,000, corporate insurance of $20,000, and offering costs of approximately $21,000 associated with an aborted equity financing conducted during the three months ended June 30, 2011. Offsetting these increases were decreases in certain expense categories, most notably external audit and accounting fees of $47,000, scientific advisory board fees of $21,000, stock transfer agent fees of $18,000, corporate legal, regulatory and compliance fees of $38,000, public and investor relations expense of approximately $37,000 and $53,000 of costs associated with an exploratory project for AAT biohazard indications that was terminated in December 2010.

Research and development expenses – Research and development expenses for the December 2011 period were $270,875 as compared to $309,340 for the December 2010 period, a decrease of $38,465. This decrease was primarily due to the completion of our Diabetes Clinical Trial in October 2011. We did not initiate any new research and development programs during the December 2011 quarter.

Non-operating expenses – Non-operating expenses for the December 2011 period increased $597,456 as compared to the December 2010 period due primarily to expenses recorded in the December 2011 period for the equity loss of BioMimetix of $457,300 and a charge in the amount of $140,959 for a modification of investor warrants originally issued during the fiscal year ended March 31, 2010.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2011, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and contractual commitments for research and development efforts and clinical trials. As of December 31, 2011, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research development efforts, which could include future clinical trials on AAT indications. As of December 31, 2011, we had a deficit accumulated from inception of approximately $35.8 million, which included total non-cash charges from inception of approximately $28.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at December 31, 2011, March 31, 2011 and December 31, 2010 were approximately $536,000, $302,000 and $616,000, respectively.

Cash Flows from Operating Activities

For the December 2011 period, net cash used in operations was $1,209,835. The primary use of cash from operations was general and administrative expenses excluding share-based compensation, which totaled $1,009,748 and research and development expenses of $270,875. For this same period, the primary source of cash from operations was an accrual recorded in the amount of $140,223 related to costs to settle all obligations due under the Viral SRA. For the December 2010 period, net cash used in operations was $1,408,403. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $852,737, the initial prepayment of $365,000 net of accrued expenses of $174,000 related to the Diabetes Clinical Trial and research and development expense of $309,340.

Cash Flows from Investing Activities

For the December 2011 period, our cash used in investing activities was comprised of the $2.0 million investment in BioMimetix. For the December 2010 period, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the December 2011 period, we generated $3.4 million of cash from financing activities from the 2011 Private Placement. This amount was net of offering costs of approximately $354,000. For the December 2010 period, we generated $222,000 of cash from financing activities related to the exercise of common stock purchase warrants.

Anticipated Cash Commitments

As of December 31, 2011, we have an obligation of $140,000 under the Settlement Agreement, of which $40,000 was paid in January 2012 and the balance of $100,000 is due on or before June 30, 2012. Beginning in June 2011, we began to reduce our cash expenditures through a plan to reduce employee headcount, curtail patent prosecution in certain AAT indications and terminate the Viral SRA, which did not fit with our AAT commercial opportunities in the near term.

We have refocused our research and development efforts on use of AAT for the treatment of indications that we believe are commercially feasible at this time. These indications include treatment of diabetes and GVHD. To pursue additional research and development and potential future clinical trials in these indications, we will most likely need to form a strategic partnership with one or more of the current AAT manufacturers, which we expect would include receiving financial support from them for AAT indications that they can most quickly commercialize. However, there can be no assurance of forming a strategic partnership, and if so, that we would receive financial funding. If we are unable to obtain funding from a strategic partnership to conduct clinical trials in the near term, we would seek capital from outside investors.

We expect that the cash raised in the 2011 Private Placement will allow us to operate through our fiscal year ended March 31, 2012 based on current operating levels, and we will need to raise additional capital to operate beyond that period. In addition to funding our operating expenses and potential future clinical trials and research and development programs, we will also need to raise an additional $2.0 million by July 15, 2012 to allow us to purchase up to an aggregate 40% ownership in BioMimetix, should we elect to exercise the BioM Warrant in full.

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

In addition, our current critical accounting policies include the accounting for our investment in BioMimetix, which is a privately-held, development stage company and related party. We do not hold a controlling financial interest in BioMimetix, but have the ability to exercise significant influence over its operating and financial policies. Based on these factors and our ownership of 28.1% of BioMimetix’s issued and outstanding shares of common stock, we account for BioMimetix under the equity method. Further, we periodically evaluate the BioM Investment for potential impairment. This assessment requires significant estimates and judgment by management.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2011 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION.

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

OMNI BIO PHARMACEUTICAL, INC.

February 9, 2012	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)