Form 10-K
period 2012-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2012-07-12
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-K

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

or

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________________to__________________________________________

Commission file number: 000-52530

Omni Bio Pharmaceutical, Inc.
(Exact Name of Registrant as Specified in its Charter)

Colorado	20-8097969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5350 South Roslyn, Suite 430, Greenwood Village, CO  80111
(Address of principal executive offices, including zip code)

303-867-3415
Registrant's telephone number including, area code

Securities registered pursuant to Section 12(b) of the Act:  NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock Par Value $0.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act
Yes [  ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $25.3 million based on the closing sale price of the registrant’s common stock on such date as reported on the Over the Counter Bulletin Board.

The number of shares outstanding of the registrant’s common stock as of June 20, 2012 was 32,018,554.

PART I

ITEM 1.	BUSINESS.

Forward looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix Pharmaceutical, Inc. (an equity investee)  to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors.

When used in this report, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report under ITEM 1A “RISK FACTORS” and elsewhere in this Report and the other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business.

Except as the context otherwise requires, the terms “Company,” “we,” “our,” “us” or “Omni Bio,” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.

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

On March 31, 2009, Across America completed the acquisition of Apro Bio Pharmaceutical, Inc. (“Apro Bio”), a biopharmaceutical company formed for the purpose of evaluating new uses of the FDA-approved drug, Alpha-1 antitrypsin (“AAT”) through license and research agreements with the Regents of the University of Colorado (”RUC”), pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger”), among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Pursuant to the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of Across America.  On May 27, 2009, Across America changed its corporate name to Omni Bio Pharmaceutical, Inc.

Currently, we are the licensee of patents and patent applications related to methods of use for AAT.  We currently hold three licenses with RUC in the areas of treatments for: graft rejection and cellular transplantation, bacterial disorders and viral disorders.  We also hold a fourth license to a patent application and an issued patent for the treatment of diabetes (the “Diabetes Patent”) with a privately-held company, Bio Holding, Inc. (“Bio Holding”).

Business Plan and Operation

We are a biopharmaceutical company that was initially formed to explore new methods of use of AAT, also referred to as “plasma-derived AAT.”  AAT is purified from human blood and is currently believed to be one of the body’s most powerful anti-inflammatory proteins.  AAT has a greater than 20-year safety record as an approved treatment for emphysema in AAT-deficient patients (an annual market that is currently estimated at $500 million).  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these through royalty agreements with existing AAT manufacturers.  In addition, we funded sponsored research agreements (“SRAs”) in the areas of bacterial disorders, viral disorders and diabetes.  Our initial targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases, such as Type 1 diabetes, also known as “juvenile diabetes.”

In 2011, we completed initial findings of our human clinical trial using plasma-derived AAT for the treatment of Type 1 Diabetes (the “Diabetes Trial”).  The preliminary results demonstrated positive benefit reflected in two criteria that included improving c-peptide levels and decreasing the insulin requirement in certain patients having recent onset of Type 1 diabetes.  Based on these results and results in animal models, we believe these studies support our premise that AAT or an AAT derivative could be used in the treatment of diabetes and other related diseases.  Over the past 12 months, we pursued a partnership with pharmaceutical firms commercializing plasma-derived AAT formulations to establish a large placebo-controlled trial in Type 1 diabetes.  To date, we have not been successful in establishing such a partnership and may ultimately be unable to do so.  Among the challenges in commercializing our method of use patents and patent applications with regard to Type 1 diabetes and other diseases are that:  (1) AAT is currently manufactured by only four companies; (2) the supply of AAT is limited because it is a plasma protein and must be purified from plasma obtained from human blood; (3) our method of use patents could deter a company from marketing its AAT formulation for indications for which we hold licensed patents, but do not prevent potential “off-label” use; and (4) we are not aware of any of the manufacturers of plasma-derived AAT (the “AAT Manufacturers”) deciding to invest in and pursuing a Phase 3 clinical trial using their propriety AAT formulation in Type 1 diabetes or any other disease covered by our licensed method of use patents or patent applications.  The cost of conducting a phase III trial is significant and the timeframe to complete is most likely beyond six years.  Our opportunity to receive royalties for indications covered under our licensed method of use patents is only possible if one of the AAT Manufacturers successfully completes Phase 3 trials and obtains FDA approval for an indication covered by our licensed method of use patents.  Due in part to these challenges, our negotiations with the AAT Manufacturers suggest that it is unlikely that there will be an opportunity in the near term for us to commercialize licensed methods of use for plasma-derived AAT.

An important outcome of the research that we have supported over the past several years has been to confirm in both animal models and in human studies that AAT has potent anti-inflammatory and immune modifying activity of use to treat many disease conditions.  A substantial medical literature base now exists demonstrating that plasma-derived AAT (e.g. commercially available or plasma purified) should be effective in the treatment of a number of common diseases, including diabetes.  We believe these findings, in combination with AAT’s proven safety record in human subjects, provide a strong foundation to support using AAT to treat diseases and conditions that we have licenses to pursue.  In addition, we have recognized that many additional applications for AAT fall outside of the health conditions that we had previously pursued.  Recognizing that the market for AAT may expand beyond the current availability of plasma AAT, we believe there is a need for development and commercialization of a new, synthetic AAT molecule for supplementing, or using in the place of, plasma-derived AAT.

We also own an equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”).  BioMimetix is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011 and intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy. BioMimetix is the exclusive licensee of a 2010 issued patent owned by Duke University directed to this new class of compounds. BioMimetix believes that its current development compound, BMX-001, has significantly higher potency than earlier generation compounds. BioMimetix’s initial targeted indication for BMX-001 is in glioblastoma, an aggressive brain tumor. Other targeted indications may include radiation therapy in the treatment of head and neck cancer and the treatment of morphine tolerance. On May 9, 2012, BioMimetix repurchased 62,500 shares of BioMimetix’ common stock from us for cash of $500,000 or $8.00 per share, which was the original purchase price we paid per Unit (comprised of one share of stock and one warrant to purchase one share of stock) . Following the share repurchase transaction, we continue to own 187,500 shares, or 21.07%, of BioMimetix’s common stock.

Synthetic AAT Development

In the second half of 2011, we began to look at novel alternatives to create a synthetic form of AAT.  Under the auspices of our chief scientific officer, Dr. Charles Dinarello, we developed an expanded research program focused on synthetically manufactured AAT molecules.  In 2011, we filed provisional patent applications directed to compositions, methods and uses for the synthetically manufactured AAT referred to as “recombinant AAT” or “AAT fusion molecules."  We believe the successful characterization and development of a synthetic AAT molecule would afford us with a patentable composition that could be introduced into new markets that could include treatment of inflammatory diseases and other conditions such as Type 1 diabetes, bone marrow transplantation disease and myocardial infarction.  In addition, if we are successful, we believe a synthetic AAT molecule would not only be a significantly reduced time and cost to manufacture than plasma-derived AAT, but preliminary studies indicate that synthetic AAT has higher potency in preliminary laboratory tests as compared to commercially available plasma-derived AAT.  Recombinant technology can potentially produce AAT at substantially lower cost, at reduced times for manufacture and in greater volumes than can be accomplished by purifying AAT from the limited human plasma resources.  We are aware that a number of pharmaceutical companies are attempting to develop other synthetic forms of AAT.

In January 2012, we announced our intention to commence research and development on a synthetic form of AAT, where a synthetic fusion protein involving AAT is linked to an Fc fragment of immunoglobulin (defined hereafter as “Fc-AAT”).  In March 2012, we entered into an SRA with RUC to advance research and development of Fc-AAT (the “Fc-AAT SRA”).  We made an initial payment of $105,000 for the period of time from October 1, 2011 through March 31, 2012, and intend to execute an amendment(s) to the Fc-AAT SRA and make on-going quarterly payments subject to raising additional financing.  We estimate that the quarterly payments will be $52,500 and that total obligations over the three-year term of the Fc-AAT SRA will be approximately $630,000.  This project will be supervised by our chief scientific officer, Dr. Charles Dinarello, and will be conducted at research facilities at the University of Colorado Denver Anschutz Medical Campus (“UCD”) and in South Korea at Konkuk University.  We are pursuing exclusive licensing arrangements with UCD and Konkuk University for patent applications and future developments covering Fc-AAT.

In collaboration with Dr. SooHyun Kim of Konkuk University, we have generated a fusion protein that combines human AAT with an Fc fragment of human immunoglobulin molecule (IgG).  This fusion protein spontaneously binds together to form a dimer. Each dimer contains two AAT molecules and two Fc molecules connected by molecular bonds.  This fusion protein was created in a standard cell line that is frequently used for producing recombinant proteins, including a number of proteins that are now FDA approved drugs.  Fc fusion proteins have a remarkable safety record that is recognized by the FDA.  We believe our technology is similar to that already used to create highly successful drugs for human application such as Enbrel®; therefore we are encouraged by the prospects of Fc-AAT regarding future approval by the FDA.

We are currently evaluating Fc-AAT generated by two different processes:  one generated in a mammalian cell line called Chinese hamster ovary (“CHO”) cells and another generated in plant cells.  CHO cells are frequently used in genetic studies, toxicity screening, gene expression and protein production, such as expression of recombinant proteins. Today, CHO cells are one of the most commonly used mammalian cells for industrial production of recombinant proteins used in therapeutics.

Currently, we are evaluating variations of Fc-AAT regarding production and potency and will likely select one or more for further development.  Subject to raising sufficient capital, we intend to proceed with scale-up synthesis and safety and toxicity studies, which, we estimate, will take approximately two years.  If successful in these efforts, we would pursue an “Investigational New Drug” (“IND”) application with the FDA. If we are successful in filing an IND for Fc-AAT, we believe a pivotal point for a potential sale or license of Fc-AAT to a large pharmaceutical company will be reached.  The pursuit of an IND will require substantial additional capital.  If we choose to proceed with human clinical trials to test Fc-AAT and pursue a “New Drug Application” (“NDA”) pathway, substantial additional capital would be required, and we would most likely look to partner with a large pharmaceutical company for funding and management of the human clinical trial process.  An approved NDA for Fc-AAT could then be licensed to a large pharmaceutical company or directly marketed by us.  We would envision hiring or engaging additional experienced and qualified professionals to help guide Fc-AAT through an IND process, human clinical applications and an NDA process.

If a patent is awarded that claims priority to our Fc-AAT provisional application filings of 2011, the patent life of our Fc-AAT product would potentially extend through 2032, which we believe, would make it attractive to pharmaceutical companies to investigate use of Fc-AAT in target clinical markets.  Similar to the therapeutic benefits afforded by plasma-derived AAT, we believe that successful development of an FDA-approved substitute compound for plasma-derived AAT could offer commercial opportunities in the treatment of multiple health conditions, such as inflammatory diseases, and other conditions currently known to be alleviated by AAT treatment.  If successful, we believe the potential aggregate annual sales of Fc-AAT into these markets could be into the hundreds of millions of dollars.

Fc-AAT Targeted Markets

We believe successful development of effective and approved Fc-AAT represents a major commercial opportunity – chiefly, that if our  patent applications that cover Fc-AAT are granted, we would have patent rights and would pursue development of this fusion protein into a drug and to pursue IND status.  This could put us in a position to sublicense uses of Fc-AAT to pharmaceutical companies for treatment of multiple health-related indications.  This is a high risk opportunity, and it will require significant capital and scientific and regulatory expertise in the next couple years to move Fc-AAT through the pre-clinical and, potentially, human clinical phases. There is no assurance that we will be able to secure additional capital on acceptable terms to us, or at all.

We believe Fc-AAT could be appropriate for treatment of a broad spectrum of inflammatory diseases and other conditions.  Our recent clinical studies focused on Type 1 diabetes using plasma-derived formulations.  In addition, severe complications due to bone marrow transplantation rejection referred to as graft versus host disease (GVHD), acute myocardial infarction and inflammatory bowel disease are also currently being investigated in pre-clinical studies using plasma-derived AAT.  We expect to perform these same studies using Fc-AAT.  Based on findings from the pre-clinical studies using Fc-AAT, the optimum clinical pathway for human clinical trial would be evaluated.

Type 1 Diabetes

We believe the preliminary results of the plasma-derived AAT used in the Diabetes Trial demonstrate efficacy of AAT as a potential treatment for early onset Type 1 diabetes and support our desire to commence development of Fc-AAT as a lower cost, more readily produced and potentially more potent alternative to plasma-derived AAT.  According to the Juvenile Diabetes Research Foundation International, “over 15,000 children are diagnosed with Type 1 diabetes annually in the U.S. and the rate of Type 1 diabetes incidence among children under the age of 14 is estimated to increase by 3% annually worldwide.”  This points to a growing population of early onset diabetics in this country, which we believe could be treated with Fc-AAT.

Cellular Transplantation

Research scientists associated with us have studied AAT’s effects on reducing transplant rejection and reducing side effects of transplantation in various types of cellular transplants. A study published in the Proceedings of the National Academy of Sciences (“PNAS”) entitled Alpha 1-Antitypsin monotherapy prolongs islet allograft survival in mice (PNAS August 23, 2005 Lewis et al) illustrated that plasma-derived AAT could be effective in prolonging islet cell transplants by reducing or eliminating cellular transplantation rejection.

Islet cell transplantation used to treat Type 1 diabetics typically incurs a very high rate of rejection (or cell death rate).  In preliminary studies, mice treated with plasma-derived AAT evidenced a 100% acceptance of the cellular transplant.  Islet cell transplantation is a relatively simple one hour surgical procedure, but has been plagued with high levels of cellular transplant rejection.  If the rate of rejection can be reduced or eliminated, this could have a positive impact on the success of islet cell transplantation to treat Type 1 diabetics.

Graft Versus Host Disease

Graft versus host disease (“GVHD”) commonly occurs as an adverse event in bone marrow transplantation patients.  Bone marrow transplantation is often performed on late stage cancer patients who have failed alternative therapies.  Bone marrow is the soft tissue inside bones that stores stem cells that eventually develop into blood cells that are responsible for immune response.  A bone marrow transplant can be from the patient or from a matched donor. A bone marrow donor other than an identical twin is normally a close, but not exact match to, a recipient’s bone marrow.  Differences between the donor’s and recipient’s bone marrow can cause T cells (a type of white blood cell) to attack the recipient’s body due to the foreign bone marrow being recognized as a foreign substance by the T cells.  Acute GVHD generally starts within the first three months after transplantation, while chronic GVHD typically starts about three months after transplantation.  GVHD can last three years or longer after transplantation.

Once a recipient has received a bone marrow transplant, the recipient typically takes drugs that suppress the immune system, reducing the severity or risk of incurring GVHD.  Acute symptoms of GVHD can include abdominal pain and cramps, diarrhea, fever, jaundice, skin rash, vomiting and weight loss.  Chronic symptoms can include dry eyes and mouth, hair loss, hepatitis, lung and digestive tract disorders and skin rash.  Increased rates of infection due to immune system suppression during and after the transplant procedure can be common.  Complications can include severe damage to the liver, lung or digestive tract, severe infection and severe lung disease.  Some of these complications can lead to death.  Mortality rates from GVHD depend on the degree of severity.

Preliminary animal studies performed by our researchers indicate that plasma-derived AAT reduces the onset of GVHD in bone marrow transplant models.  We have patent applications filed in several countries related to this indication for plasma-derived AAT.

According to GlobalData – “Graft Versus Host Disease (GVHD) Therapeutics – Pipeline Assessment and Market Forecasts to 2018,” “the GVHD global market for 2010 was estimated at $261 million with an estimated compound annual growth rate (“CAGR”) of 11.3%.  For 2018, the GVHD global market is estimated to be $615 million based on the CAGR of 11.3%.”

Myocardial Infarction

Myocardial infarction (“MI”) or acute myocardial infarction (“AMI”), commonly known as a heart attack, results from the interruption of blood supply to a part of the heart, typically resulting in some heart cells dying and/or scaring the heart due to remodeling in areas where the heart cells have died (infarct). This is most commonly due to occlusion (blockage) of a coronary artery following the rupture of a vulnerable atherosclerotic plaque, which is an unstable collection of lipids (cholesterol and fatty acids) and white blood cells (especially macrophages) in the wall of an artery. The resulting ischemia (restriction in blood supply) and ensuing oxygen shortage, if left untreated for a sufficient period of time, can cause severe damage or death (infarction) of heart muscle tissue (myocardium) and remodeling which can result in non-functional regions of the post-MI heart.

In initial animal models completed by our research scientists, the infarct was reduced by approximately 50% after a single dose of plasma-derived AAT.

According to the Center of Disease Control and Prevention (the “CDC”), “heart disease is the leading cause of death for both men and women, with the estimated cost of heart disease in the U.S. of $316 billion in 2010.”

Inflammatory Bowel Disease

Inflammatory bowel disease (“IBD”) is a group of inflammatory conditions of the colon and small intestine. The major types of IBD are Crohn's disease and ulcerative colitis.

Preliminary data in IBD animal models demonstrated that plasma AAT reduced side effects of IBD and alleviated IBD in the animals.  One of the side effects of IBD reduced by plasma-derived AAT was weight loss or wasting. We are currently seeking patent protection related to these observations.

According to the CDC, “the prevalence rate for IBD is estimated at 396/100,000 persons in the U.S. and that approximately 1.4 million persons are affected by IBD.  Overall healthcare costs for IBD in the U.S. are estimated at $1.7 billion.”

License and Sponsored Research Agreements

Fc-AAT

During the fiscal year ended March 31, 2012, we commenced research and development work in Fc-AAT and paid UCD $105,000 under the Fc-AAT SRA.  We are currently in negotiations with UCD and Konkuk University for exclusive licensing rights for Fc-AAT.  There can be no assurance we will be successful in obtaining them and failure to do so will significantly harm our Fc-AAT development plans.

Bacterial Disorders

On May 15, 2006, we entered into our first exclusive license agreement with RUC covering patent applications directed to treatment and/or prevention of bacterial disorders (the “Bacterial License”).  During the fiscal year ended March 31, 2010, we completed all obligations, which totaled $1,097,460, under an SRA (the “Bacterial SRA”) as required under the Bacterial License. Also, included under the Bacterial License is a patent application, which includes, among others, a claim for composition of matter directed to Fc-AAT.  Currently, we have one patent issued by the United States Patent Office (“USPTO”) that is licensed to us under the Bacterial License.

Viral Disorders

On March 31, 2008, we entered into a license agreement with RUC covering patent applications and an issued patent directed to treatment and/or prevention of viral disorders (the “Viral License”).  Some of these disorders include, but are not limited to, HIV and influenza.  As of March 31, 2012, we have two patents issued by the USPTO that are licensed to us under the Viral License.

On August 18, 2010, we entered into an SRA with RUC to perform studies to determine the biological activity of AAT as an inhibitor of influenza infection (the “Viral SRA”). We were required to make quarterly payments over a two-year period to RUC which totaled approximately $440,000.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA.  Our decision to terminate the Viral SRA was based on our limited liquidity and the need to allocate our research and development efforts towards more readily marketable AAT indications.  In July 2011, we received acknowledgment from RUC of our termination letter related to the Viral SRA, and based on discussions related thereto, we estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.

On December 29, 2011, we executed a settlement agreement (the “Settlement Agreement”) with RUC to satisfy all obligations due under the Viral SRA in the amount of $140,000.  We are obligated to make the following payments under the Settlement Agreement:  (1) $40,000 due on or before January 6, 2012, which was paid on January 5, 2012, and (2) the balance of $100,000 on or before June 30, 2012, subject to acceleration based on certain conditions related to our raising additional capital prior to June 30, 2012.

Cellular Transplantation

On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation rejection and graft rejection and diabetes (the “Cellular Transplant License”).  The transplantation procedures include cellular transplantation, including bone marrow, as well as pancreatic islet cells, among others.  We are currently pursuing patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe.

Diabetes

On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) for patent applications related to the treatment of diabetes (the “Diabetes License”).

On December 6, 2011, the USPTO issued a patent to Bio Holding for methods for treating diabetes by administering AAT or a derivative of AAT (the “Diabetes Patent”).  Bio Holding is majority-owned by Dr. Leland Shapiro, who is the inventor on the Diabetes Patent.  Dr. Shapiro is an Associate Professor of Medicine at the University of Colorado Denver and a staff physician at the Veterans Affairs Medical Center in Denver.

On September 3, 2010 and pursuant to the Diabetes License, we executed an SRA with RUC (the “Diabetes SRA”), to study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity (the “Project”).  The Diabetes SRA was extended to August 28, 2012 under terms allowed for under the agreement. We were obligated to make payments to RUC of $88,000 over a one-year period commencing in September 2010 and completed all of our financial obligations in August 2011.

License Payments and Commitments

To date, the following consideration has been paid related to our license agreements with RUC and Bio Holding:

License	License fee	SRA payments	Fair value of equity securities	Total

Bacterial	$20,000	$1,097,460	$64,301	$1,181,761

Viral	$25,000	$150,000	$-	$175,000

Cellular Transplant	$34,736	$-	$698,939	$733,675

Diabetes	$25,000	$88,000	$5,590,980	$5,703,980

	$104,736	$1,335,460	$6,354,220	$7,794,416

Future royalty payment obligations under our license agreements are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (6)	Sublicense Royalties (7)

Bacterial	Bacterial Disorders	$25,000 per year starting May 15, 2011 (1)	(2)	4% of Net Sales	20% to 30%

Viral	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%

Cellular Transplant	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	(4)	3% of Net Sales	20% to 30%

Diabetes	Diabetes	None	None	4% of Gross Revenues (5)	30% (5)

(1) A total of $50,000 is due and unpaid as of May 15, 2012, which includes $25,000 that is past due from May 15, 2011.

(2) Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(3) Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(4) Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(5) Payable to Bio Holding.

(6) Earned Royalties are based on direct net sales of product by Omni Bio.

(7) Sublicense Royalties are based on royalties received by Omni Bio on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Research and Development Expense

For the fiscal years ended March 31, 2012 and 2011, we incurred approximately $398,376 and $577,513, respectively, in research and development expenses.  For both of these years, these expenses included costs incurred for the Diabetes Trial, the Viral SRA and the Diabetes SRA.  For the fiscal year ended March 31, 2012, we incurred $105,000 related to the Fc-AAT SRA.  In the future, we expect all of our research and development efforts to focus on Fc-AAT development and do not intend to enter into any SRAs related to our method of use patents.  Further, going forward, we only intend to continue patent prosecution related to diabetes, cellular transplant-related applications and Fc-AAT.

Commercialization and Competition

Principal competitive factors in our industry include:

•	the quality and breadth of an organization’s intellectual property, research and development capabilities;
•	the skill of an organization’s employees, including with respect to commercialization and its ability to recruit and retain skilled employees;
•	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
•	the availability of substantial capital resources to fund discovery, development and commercialization activities.

We believe that our patent application that claims Fc-AAT as a novel compound(s) provides us reasonable protection as we proceed through a pre-clinical program to develop one or more Fc-AAT compounds through to an IND.  In the future, we anticipate making additional patent application filings, which we believe will provide us additional intellectual property to one or more novel Fc-AAT compounds.  In order to proceed with development of Fc-AAT compounds, we will need to raise additional capital and hire additional personnel with experience and expertise in drug development. There is no guarantee that we will be successful in raising the capital required to adequately fund a pre-clinical drug candidate.

We are aware of products in development by others that address all of the diseases we are targeting, and any of these products may compete with our product candidates. Competitors may succeed in developing their products before we do, obtaining approvals from the FDA or other regulatory agencies for their products more rapidly than we do, or developing products that are more effective than our products.  Competing products or technologies might render our technology obsolete or noncompetitive.  Competition is based primarily on product efficacy, safety, timing and scope of regulatory approvals, availability of supply, price, marketing and sales capability, reimbursement coverage and patent position.

We are aware that a number of pharmaceutical companies have been attempting to develop a successful recombinant form of AAT over the past 10-20 years.  Currently, we believe that several are continuing with their research and development efforts and may have filed their drug candidates for IND approval.  These companies may include one or more of the current plasma-derived AAT manufacturers and additional larger pharmaceutical companies.  All of these competitors have significantly greater financial and legal resources, larger and more experienced research and development departments and experienced marketing, distribution and sales groups.

Government Regulation

Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing capability and, ultimately, the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products will be subject to rigorous pre-clinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in other countries. Various statutes and regulations also govern, or influence the manufacturing, practice, safety, labeling, storage, record keeping and marketing of our products.  The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations will require the expenditure of substantial resources. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could have a material, adverse effect on our ability to commercialize our products in a timely manner, or at all.

Pre-clinical Testing.  Before a drug may be clinically tested in the U.S., it must be the subject of rigorous pre-clinical testing.  Preclinical tests include laboratory evaluation of product chemistry and animal studies to assess the potential safety and efficacy of the product and its formulations.  The results of these studies must be submitted to the FDA as part of an IND, which is reviewed by the FDA before clinical testing in humans can begin.

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

Marketing Approvals.  Before a product can be marketed and sold, the results of the pre-clinical and clinical testing must be submitted to the FDA for approval. This submission will be either an IND or a biologic license application, depending on the type of drug. In responding to an IND or a biologic license application, the FDA may grant marketing approval, request additional information or deny the application if it determines that the application does not provide an adequate basis for approval.  There can be no assurance that any approval required by the FDA will be obtained on a timely basis, or at all.

In addition, the FDA may condition marketing approval on the conduct of specific post-marketing studies to further evaluate safety and efficacy. Rigorous and extensive FDA regulation of pharmaceutical products continues after approval, particularly with respect to compliance with “current good manufacturing practices” (“cGMPs”), reporting of adverse effects, advertising, promotion and marketing. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market as well as possible civil or criminal sanctions, any of which could materially adversely affect our business.

Foreign Regulation.  We must obtain regulatory approval by governmental agencies in other countries prior to commercialization of our products in those countries. Foreign regulatory systems may be more rigorous, costly and uncertain than the U.S.

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

Employees

As of March 31, 2012, our Chief Financial Officer was a full-time employee, our Chief Executive Officer was a part-time employee and our Chief Scientific Officer was a part-time consultant.

Recent Developments

On May 9, 2012, we entered into a Stock Repurchase Agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share.  Following this transaction, we continue to own 187,500 shares of BioMimetix’s common stock.

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit is comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock at a price of $1.00 per share and a warrant that is exercisable at $1.50 per share through May 18, 2017.  The Convertible Notes are secured by shares of BioMimetix Pharmaceutical, Inc.’s common stock owned by us. The maximum Units to be sold in the Private Placement are 2,000,000, resulting in gross aggregate proceeds to us of up to $2.0 million.

In May and June 2012, we conducted four closings under the 2012 Private Placement for the purchase of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, we raised net proceeds of approximately $912,000. The 2012 Private Placement will expire on July 31, 2012.

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

Our investor relations department can be contacted at our principal executive office located at 5350 South Roslyn, Suite 430, Greenwood Village, CO 80111. Our investor relations phone number at our headquarters is (720) 488-4708 and our website is www.omnibiopharma.com.

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

Financial Risks

We are in the early stages of drug development and we may never be able to generate revenues or never become profitable.

As a development stage company, we have not had any revenue, nor have we commercialized any products, and have incurred losses in each year since our inception. Our net losses were $5.4 million and $8.2 million for the fiscal years ended March 31, 2012 and 2011, respectively, and as of March 31, 2012, we had an accumulated deficit of $36.5 million.  As a result of these factors, for the fiscal year ended March 31, 2012, our independent registered public accounting firm has included an explanatory paragraph within their report issued on our financial statements, which expressed substantial doubt about our ability to continue as a going concern (“going concern qualification”).

Provided that sufficient funding is available, we expect to continue to incur significant operating losses in the foreseeable future, as we continue our research activities, conduct the development of, and seek regulatory approvals for, treatment methods and potential new compounds. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage companies and the competitive environment of the life sciences industry. There can be no assurance that we will be able to develop a revenue source in the near term, or at all, or that our operations will become profitable.

To continue our operations, pursue our current business strategy and continue developing our products, we will need substantial additional funding in the future. If we do not obtain this funding on acceptable terms or at all, we may not be able to continue our business or ever generate sufficient revenue to recover our investment in our product development efforts.

We have expended, and will continue to expend, substantial funds to conduct our pre-clinical drug work, which includes research and development programs, scale-up synthesis and safety and toxicity testing of Fc-AAT and other related molecules. To date, we have financed our operations through the issuance of equity and debt securities. We will need additional financing to fund our operating expenses and scientific research. We may not be able to obtain additional financing on acceptable terms, or at all.  If we are able to raise additional funds by issuing equity securities or securities convertible into equity, the new equity securities may dilute the interests of our existing stockholders. Debt financing, if available, may involve agreements containing covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures or declaring dividends.

In the long term, we will most likely need to partner with another pharmaceutical company in order to have sufficient funding to pursue additional clinical trials, pursue FDA approval of our products and product uses and bring our products to market, and we make no assurance that we will be able to achieve such a partnership.

Our need for additional funding will depend on many factors, including, without limitation:

•	the amount of revenue or cost sharing, if any, that we are able to obtain from others, and the time and costs required to achieve those revenues;
•	the timing, scope and results of pre-clinical studies and clinical trials;
•	the size and complexity of our scientific development programs;
•	the time and costs involved in obtaining regulatory approvals;
•	the costs of launching our products;
•	the costs of commercializing our products, including marketing, promotional and sales costs;
•	our ability to establish and maintain collaborative partnerships;
•	the costs involved in filing, prosecuting and enforcing patent claims; and
•	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

•	be unable to operate as a going concern;
•	delay, scale back or eliminate some or all of our research and development programs;
•	delay, scale back or eliminate some or all of our commercialization activities;
•	delay, scale back or eliminate pursuit of some or all of our patent application rights;
•	lose rights under existing licenses;
•	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
•	cease operations, liquidate our assets or declare bankruptcy.

We may be unable to accurately estimate our future operating expenses and/or our research and development costs, which could lead to unanticipated cash shortfalls.

Our operating expenses and research and development costs could fluctuate significantly or be significantly higher than forecasted expenses and costs.  We have no experience in developing products and may underestimate forecasted expenses and costs.  Many factors are outside of our control and include:

•	the time and resources required to develop our product candidates, conduct pre-clinical and clinical trials, obtain regulatory approvals and create effective commercialization capabilities;
•	the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;
•	the costs to attract and retain personnel with the skills required for effective operations; and
•	the costs of preparing, filing, prosecuting, maintaining and enforcing patent rights and other patent related costs, including litigation costs and the results of such litigation.

Product Development and Commercialization Risks

We may be unsuccessful in commercializing our products.  If we are unable to commercialize our products, we may not be able to recover the large investment that we plan to make in our product development efforts.

We will have to make substantial expenditures before we are able to generate any revenue.  Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies.  There can be no assurance that the costs of testing and studies will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities.  If we are not successful in commercializing products, we may be unable to recover the large investment we have made and plan to make in research and development efforts.

Our successful commercialization and product development efforts depend on the issuance of new patents and development of compositions of matter related to Fc-AAT.

Our product development work depends on our ability to successfully develop new compositions of matter and on the marketability, commercialization and profitability of such product(s). Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include, without limitation, the following:

•	these technologies or any or all of the products based on these technologies may be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;
•	the products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
•	proprietary rights of third parties may prevent us from obtaining patent protection, exploiting technologies or marketing products; and
•	third parties may market superior or equivalent products.

We have no experience in developing and commercializing products and currently have only one full-time employee.

Our ability to develop and commercialize products will depend on our ability to:

•	hire and retain the necessary personnel to manage our research and development efforts through to an IND
•	complete laboratory testing and human studies;
•	obtain and maintain necessary intellectual property rights to our products;
•	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;
•	obtain a strategic partner for future funding or a potential licensing or sub-licensing arrangement with an existing commercial pharmaceutical company;
•	enter into arrangements with third parties to manufacture our products; and
•	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

We have never marketed any products. If we develop products that can be marketed, we intend to market the products with the assistance of collaborators or strategic partners. If we decide to market any products, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those partners. We may also contract with additional third parties to market certain of our products or uses of certain products. Ultimately, we and our partners may not be successful in marketing our products. We may not be successful in some or all of these initiatives, and as a result, we may fail to produce adequate or any revenue to sustain our business.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry out products into human clinical trials.

Conducting clinical trials is a lengthy and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through the use of animal models and human clinical trials that the product is both effective and safe for use in humans. We will incur substantial additional expense for and devote a significant amount of time to these studies.

Before a drug may be marketed in the U.S., a drug must be subjected to rigorous pre-clinical testing. The results of these studies must be submitted to the FDA as part of an IND, which is reviewed by the FDA before clinical testing in humans can begin. The results of pre-clinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing, but most have subsequently failed to obtain necessary regulatory approvals, and this could happen to our products. Data obtained from tests is susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

If an IND is obtained, completion of human clinical trials may take several years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including without limitation:

•	our ability to timely raise necessary funding;
•	our inability to provide sufficient quantities of materials for use in clinical trials;
•	variability in the number and types of patients available for each study;
•	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
•	unforeseen safety issues or side effects;
•	poor or unanticipated effectiveness of products during the clinical trials; or
•	government or regulatory delays.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether potential clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could allow our competitors to bring their products to market before we do and impair our ability to commercialize our products or product candidates.

Because we will depend on third parties to perform scale-up synthesis, safety and toxicity testing and to conduct our human studies of Fc-AAT, we may encounter delays in, or lose some control over, our efforts to develop products.

We do not have the financial or technical abilities to independently conduct the human clinical trials required to obtain regulatory approval for our products. We expect to contract with third-party research organizations to conduct all of our pre-clinical development work for Fc-AAT and, if successful in the pre-clinical stage, to conduct human clinical studies.   If we are unable to obtain necessary services on acceptable terms, or at all, we may not complete our product development efforts in a timely manner.

Because we will rely on third parties for successful execution of our pre-clinical and human clinical trial work, we will not be able to control many aspects of their activities. We will, however, remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and the FDA requires us to comply with certain standards, commonly referred to as “Good Clinical Practices,” for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and commercialization of our product candidates.

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

Our business and products may subject us to product liability claims.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face increased risk if we commercially sell any products that we develop. Although, we intend to maintain product liability insurance to protect us, we may be unable to maintain such insurance, or it may not cover certain potential claims against us.

Product liability insurance is expensive and may not be available on acceptable terms, or at all. Successful product liability claims brought against us in excess of our insurance coverage would have a material adverse effect on our business. In addition, product liability claims, whether or not successful, may result in decreased demand for our products, injury to our reputation, withdrawal of clinical trial participants, legal defense costs and difficulty commercializing our product candidates.

The commercial success of any products that we may develop, if any, will depend upon the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community.

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the prevalence and severity of any side effects;
•	the efficacy and potential advantages of alternative treatments;
•	the prices of our product candidates;
•	the willingness of physicians to prescribe our products; and
•	third-party coverage or reimbursement.

If we are not successful in commercializing our products that have been approved for commercial sale, we may be unable to recover the large investment we have made and plan to make in research and development efforts.

If the healthcare system or reimbursement policies change, the prices of our potential products may be lower than expected and our potential sales may decline.

The levels of revenue and profitability of biopharmaceutical companies like ours may be affected by the continuing efforts of government and third-party payors to contain or reduce the costs of health care through various means. For example, in certain foreign markets, pricing or profitability of therapeutic and other pharmaceutical products is subject to governmental control. In the U.S., there has been, and we expect that there will continue to be, a number of federal and state proposals to implement similar governmental control. In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, and in the U.S., a number of proposals have been made to reduce the regulatory burden of follow-on biologics, which could affect the prices and sales of our products in the future. While we cannot predict whether any legislative or regulatory proposals will be adopted, the adoption of such proposals could have a material adverse effect on our business, financial condition and profitability. In addition, in the U.S. and elsewhere, sales of therapeutic and other pharmaceutical products depend in part on the availability of reimbursement to the consumer from third-party payors, such as government and private insurance plans. Third-party payors are increasingly challenging the prices charged for medical products and services.  There can be no assurance that any of our products will be considered cost effective or that reimbursement to the consumer will be available or will be sufficient to allow us to sell our products on a competitive and profitable basis.

We may not be able to successfully compete against companies in our industry.

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

We believe all of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to or necessary for our programs or advantageous to our business.

Intellectual Property Risks

We rely on licenses to patents and patent applications for future commercialization and the loss of these licenses could have material adverse effect on our business.

If we breach or fail to perform the material conditions of our licensing arrangements covering critical intellectual property, including our payment obligations or fail to extend the term of these arrangements, we may lose all or some or all of our rights to such intellectual property, and such loss would have a material adverse effect on our business. If we lost our rights to such intellectual property, we would need to find existing alternative, non-infringing technology, if any exists, or develop new technology ourselves. The pursuit of any such alternative would cause significant delay in the development and commercialization of our proposed products.

We do not own nor do we license an issued patent covering Fc-AAT.  All of our intellectual property directed to Fc-AAT include  patent applications that may never issue.

Currently, we have filed one U.S. patent application (“Application 1”) and three U.S. provisional patent applications (“Provisional Applications”), one EP patent application (“EP Application”) and one PCT application (“PCT Application”) that focus on AAT fusion molecules and methods of use of these proteins.  A PCT application covers international patent agencies, including the U.S. The PCT application claims priority to Application 1.  If prior art that claims or discloses Fc-AAT prior to Application 1’s filing date, it could have priority over Application 1 and, if so, would likely leave us without commercial opportunities in Fc-AAT.  Application 1 relates to an early generation Fc-AAT molecule and the Provisional Applications and PCT Application disclose improved and potentially more potent forms of Fc-AAT.  We can make no assurances that a patent will be issued for our Fc-AAT patent applications.  Claims pursued in these applications may be determined to be unpatentable for all cases, or if issued, the patent may subsequently be found to be invalid.  The claims pursued in these applications may be the subject of interference proceedings by the USPTO or other international patent agencies, which determine the priority of inventions and, thus, the right to a patent for technology.

Our commercial success will also depend on our ability to operate without infringing the proprietary rights of other parties. Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions are stringent and continuously evolving due in part to recent case law decisions. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual issues.

We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to evaluate priority of the applications or determine if the other party infringes or if we might infringe their rights.  Alternatively, we may have to participate in interference or opposition proceedings to determine the priority of invention regarding earlier applications.  An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the licensed rights or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial. Some of our competitors may be able to sustain the costs of complex patent litigation more effectively than we can because of their substantially greater resources. Uncertainties resulting from the initiation and pursuit of any patent application could have a material adverse effect on our ability to compete in the marketplace. If we are unable to obtain a license to the patented technology we need or are unable to obtain a license on terms we consider to be acceptable, or if we are unable to design our products or processes to avoid infringement of such patented technology, our business could be harmed.

U.S. patents have a 20-year life from the date of filing of the non-provisional patent application. Our ability to generate revenue or royalties from a potential sub-licensor of our licensed patents will largely be based upon the value as determined by the remaining patent life of each patent or patent application.

If patent laws or the interpretation of patent laws change, our competitors may be able to develop and commercialize our discoveries.

Important legal issues remain to be resolved as to the extent and scope of available patent protection for biotechnology products and processes in the U.S. and other important markets outside the U.S., such as Canada and Europe. Foreign markets may not provide the same level of patent protection as provided under the U.S. patent system. We expect that litigation or administrative proceedings may be necessary to determine the validity and scope of certain of our and others’ proprietary rights. Any such litigation or proceeding may result in a significant commitment of resources in the future, and could force us to do one or more of the following:  (1) cease selling or using any of our products that incorporate the challenged intellectual property, which would adversely affect our revenue; (2) obtain a license from the holder of the intellectual property right alleged to have been infringed, which license may not be available on reasonable terms, if at all; and (3) redesign our products to avoid infringing the intellectual property rights of third parties, which may be time-consuming or impossible to do. In addition, changes in, or different interpretations of, patent laws in the U.S. and other countries may result in patent laws that allow others to use our discoveries or develop and commercialize our products. We cannot assure you that the patents we obtain or the unpatented technology we hold will afford us significant commercial protection.

If patent applications that we currently license do issue, they may not fully protect our discoveries, and competitors may be able to commercialize products similar to those covered by the issued patents.

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

Regulations in the U.S. and other countries will have a significant impact on our research, product development and manufacturing activities and will be a significant factor in the marketing of our products. All of our products will require regulatory approval prior to commercialization. In particular, our products are subject to rigorous pre-clinical and clinical testing and other pre-market approval requirements by the FDA and similar regulatory authorities in Canada and Europe. Various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of our products. The lengthy process of seeking these approvals and the subsequent compliance with applicable statutes and regulations require the expenditure of substantial resources. Changes in regulatory approval policies during the development period, changes in or the enactment of additional statutes and regulations or changes in regulatory review for each product application may delay or prevent regulatory approval of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may require additional pre-clinical, clinical or other studies. Any failure by us to obtain, or any delay in obtaining, regulatory approvals could materially adversely affect our ability to commercialize our products in a timely manner, or at all.

Healthcare reform, which includes amendments to the Food and Drug Act, may adversely impact our business.

The U.S government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

•	the pricing of healthcare products in the U.S or internationally; and
•	the amount of reimbursement available from governmental agencies or other third-party payors.

New laws, regulations and judicial decisions, or new interpretations of existing laws, regulations and decisions that relate to healthcare availability, methods of delivery or payment for products and services, or sales, marketing or pricing may cause our revenue to decline, and we may need to revise our research and development programs.

On September 27, 2007, the Food and Drug Administration Amendments Act of 2007 was enacted, giving the FDA enhanced post-market authority, including the authority to require post-market studies and clinical trials, labeling changes based on new safety information and compliance with risk evaluation and mitigation strategies approved by the FDA. The FDA's exercise of its new authority could result in delays or increased costs during the period of product development, clinical trials and regulatory review and approval, increased costs to assure compliance with new post-approval regulatory requirements and potential restrictions on the sale of approved products.

If we or third-party manufacturers or suppliers fail to comply with ongoing FDA or other regulatory authority requirements, or if we experience unanticipated problems with our products, our products could be subject to restrictions or withdrawal from the market.

Rigorous and extensive regulation by the FDA and other domestic and foreign regulatory bodies continues after approval, particularly with respect to compliance with cGMPs reporting of adverse effects, advertising, promotion and marketing. Particularly, we and any third-party manufacturers will be required to comply with the FDA’s regulations covering manufacturing, design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the products for which we obtain approval. These regulations are enforced through periodic inspections. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

We are highly dependent on the services of our senior executive officers, particularly our CEO, James Crapo, MD, and our chief scientific officer, Charles Dinarello, MD.  If either of them decides to terminate his business relationship with us, it could delay research and development efforts and the commercialization of our products, or prevent us from becoming profitable. Competition for qualified individuals is intense among pharmaceutical and biotechnology companies, and the loss of qualified individuals or an inability to attract, retain and motivate additional highly skilled individuals required for the expansion of our activities could hinder our ability to complete human studies successfully and develop marketable products. Currently, we do not carry key-man life insurance policies on any of our key personnel.

If we fail to establish and maintain proper and effective internal controls, our ability to produce accurate financial statements on a timely basis could be impaired, which would adversely affect our operating results, financial condition and stock price.

Ensuring that we have adequate internal financial and accounting controls and procedures in place to produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our failure to maintain effective internal financial and accounting controls would cause our financial reporting to be unreliable, could have a material adverse effect on the reporting of our operating results, financial condition and cash flows, and could cause the trading price of our common stock to decline.

Risks Related To BioMimetix

BioMimetix is a privately-held, development stage biopharmaceutical company and may fail to provide a financial return to us.

BioMimetix was formed in 2011 and has raised a total of $2.0 million to date.  Its audited financial statements for the period from April 26, 2011 (Inception) through March 31, 2012 are filed as  Exhibit 99.1 to this Report as required based on the materiality of our investment in BioMimetix to our consolidated balance sheet as of March 31, 2012 and the materiality of the equity loss from our investment in BioMimetix to our consolidated statement of operations for the period from April 26, 2011 to March 31, 2012.  The independent registered public accounting firm for BioMimetix has included an explanatory paragraph within their report issued on the BioMimetix financial statements, which expressed substantial doubt about its ability to continue as a going concern (“going concern qualification”). To continue its development and commercialization efforts, BioMimetix will need to raise additional significant capital in the near term.  There can be no assurance that BioMimetix will be successful raising additional capital on acceptable terms or at all.  If it is unsuccessful in raising capital in the near term and forced to cease operations, our investment in BioMimetix would be impaired and we would be required to write-off the carried investment amount resulting in a significant charge recorded in our consolidated statement of operations.

BioMimetix may be unsuccessful in commercializing its products and protecting its intellectual property rights.  If BioMimetix is unable to successfully commercialize its products or protect its patents, licenses and other intellectual property rights, our equity investment in BioMimetix would be harmed.

BioMimetix is a pre-clinical company and may need to obtain an additional license(s) for and issued patent(s) in order for it to achieve revenue in the near term or at all.  BioMimetix will have to make substantial commitments and expenditures before it is able to generate revenue from the sale of its products.  There can be no assurance that the costs of research, testing and development will yield products approved for marketing by the FDA or that any such products will be profitable.  In addition, the success of BioMimetix depends significantly on its ability to protect the patent and other intellectual property rights that it licenses.  If BioMimetix loses its rights to the intellectual property it licenses or if such intellectual property is harmed or infringed upon in any way, there could be significant costs incurred by BioMimetix to protect its intellectual property and there could be significant delays in the development and commercialization of its products.  If BioMimetix is unable to successfully commercialize its products or protect its patents, licenses and other intellectual property rights, our equity investment in BioMimetix would be harmed, which would have a adverse effect on our business, financial condition and results of operations.

Our chief executive officer is the chief executive officer and sole director of BioMimetix.  In addition, he is currently the largest shareholder of BioMimetix.

Dr. Crapo is our CEO and a member of our board of directors.  Dr. Crapo negotiated his employment with us on the contingency that he be allowed to serve concurrently as a founder, officer and director of BioMimetix.  Because Dr. Crapo’s position places him in a fiduciary position related to both companies, he may be subjected to potential conflicts of interest related to his ownership, control and leadership of both entities. These potential conflicts may cause Dr. Crapo to act in ways that are not directly beneficial to us or our stockholders.  In addition, Dr. Crapo may be presented with corporate opportunities that are pursued by BioMimetix rather than us, which may not be directly beneficial to us or our stockholders.

Risks Related To Our Common Stock

Insiders control a significant portion of our common stock and their interests may differ from those of other stockholders.

As of March 31, 2012, our executive officers and directors as a group beneficially own approximately 19.3% of our outstanding common stock.  The interests of these stockholders may not always coincide with our interests as a company or the interests of other stockholders. The sale or prospect of sale of a substantial number of the shares could have an adverse effect on the market price of our common stock.

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

The future market price of our common stock could fluctuate widely because of:

•
the minimal amount of “public float” in our common stock, which is significantly affected by the majority of our shares being restricted from sale except for exemptions provided under Rule 144 of the Securities and Exchange Act of 1933, as amended;

•	future announcements about us or our competitors, including the results of testing, technological innovations or new commercial products;
•	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;
•	changes in government regulations;
•	changes in general economic conditions and in the biotechnology industry;
•	developments in our relationships with our partners;
•	developments affecting our partners;
•	announcements relating to health care reform and reimbursement levels for new drugs;
•	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;
•	litigation; and
•	public concern as to the safety of our products.

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

The issuance of additional equity securities or securities convertible into or exercisable for equity securities would result in dilution of then-existing stockholders’ equity interests in us.  We may issue shares to raise capital as acquisition consideration, employee incentives or compensation or for other corporate purposes.  Our board of directors has the authority to issue, without vote or action of stockholders, up to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock.  We may issue preferred stock in one or more series, and the board of directors has the ability to fix the rights, preferences, privileges and restrictions of any such series.  Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock.

The applicability of "penny stock rules" to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock.

Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities and Exchange Act of 1934, as amended, which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 or $2,000,000 if they have been operating for three or more years.  The penny stock rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors.  For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale.  Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions.  The rules could also have an adverse effect on the market price of our common stock.

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

Sales of substantial amounts of our common stock in the public market or the perception that these sales may occur could cause the market price of our common stock to decline.  In addition, the sale of these shares could impair our ability to raise capital through the sale of additional common or preferred stock or other securities.

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

Our common stock is currently traded on the OTCBB and the OTCQB exchanges maintained by the Financial Industry Regulatory Authority under the symbol OMBP.  The following table sets forth the range of high and low sale prices for our common stock during each calendar quarter in the fiscal years ended March 31, 2012 and 2011. The figures have been rounded to the nearest whole cent.

	High	Low
Fiscal Year 2012

March 31, 2012	$3.00	$1.36
December 31, 2011	$3.88	$1.03
September 30, 2011	$2.00	$1.00
June 30, 2011	$3.49	$1.20

Fiscal Year 2011

March 31, 2011	$5.50	$2.40
December 31, 2010	$5.25	$3.00
September 30, 2010	$10.00	$3.55
June 30, 2010	$10.10	$8.00

Number of Shareholders of Record and Dividends

The number of shareholders of record of our outstanding common stock as of June 12, 2012 was approximately 397.  This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. We have never declared nor paid any dividends with respect to our common stock and we do not anticipate paying dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, Alpha 1-antitrypsin (“AAT”) also referred to as “plasma-derived AAT.”  AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein.  AAT has a greater than 20-year safety record as an approved treatment for emphysema in AAT-deficient patients (a market that is currently estimated at $500 million).  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these through royalty agreements with existing AAT manufacturers. Our initial markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes).

We are the licensee of patents and patent applications related to methods of use for plasma-derived AAT.  We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of treatments for: diabetes, graft rejection and cellular transplantation (the “Cellular Transplant License”), bacterial disorders (the “Bacterial License”) and viral disorders (the “Viral License”).  We also hold a fourth license (the “Diabetes License”) to a patent application and an issued patent for the treatment of diabetes (the “Diabetes Patent”) with a privately-held company, Bio Holding, Inc. (“Bio Holding”). To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research agreements (“SRAs”) related to evaluating the therapeutic effects of plasma-derived AAT on bacterial disorders, viral disorders and diabetes and developing several synthetic fusion proteins involving AAT and the Fc component of immunoglobulin (“Fc-AAT”), and funding a human clinical trial using plasma-derived AAT to evaluate its therapeutic effects in the treatment of Type 1 diabetics.

In the second half of 2011, we began to look at novel alternatives to create Fc-AAT and filed provisional patent applications for compositions, methods and uses for Fc-AAT.  We believe the successful characterization and development of Fc-AAT would afford us with a patentable composition that could be introduced into new markets.  In addition, if we are successful, we believe Fc-AAT would not only be a significantly reduced time and cost to manufacture than plasma-derived AAT, but preliminary studies indicate that Fc-AAT has higher potency in preliminary laboratory tests as compared to plasma-derived AAT.

Type 1 Diabetes

In 2011, we completed initial findings of our human clinical trial using plasma-derived AAT for the treatment of Type 1 Diabetes (the “Diabetes Trial”).  The preliminary results demonstrated positive benefits reflected in two criteria that included improving c-peptide levels and decreasing the insulin requirement in certain patients having recent onset of Type 1 diabetes.  Based on these results and results in animal models, we believe these studies support our premise that AAT or an AAT derivative could be used in the treatment of diabetes and other related diseases.

An important outcome of the research that we have supported over the past several years has been to confirm in both animal models and in human studies that plasma-derived AAT has potent anti-inflammatory and immune modifying activity of use to treat many disease conditions.  A substantial medical literature base now exists demonstrating that plasma-derived AAT (e.g. commercially available or plasma purified) should be effective in the treatment of a number of common diseases, including diabetes.  We believe these findings in combination with AAT’s proven safety record in human subjects provide a strong foundation to support using AAT to treat diseases and conditions that we have licenses to pursue.  In addition, we have recognized that many additional applications for AAT fall outside of the health conditions that we had previously pursued.  Recognizing that the market for AAT may expand beyond the current availability of plasma-derived AAT, we believe there is a need for development and commercialization of a new, synthetic AAT molecule.

Synthetic AAT Development

Under the auspices of our chief scientific officer, Dr. Charles Dinarello, we developed an expanded research program focused on Fc-AAT.  In 2011, we filed provisional patent applications for compositions, methods and uses for Fc-AAT, also referred to as “recombinant AAT.” We believe the successful characterization and development of Fc-AAT would afford us with a patentable composition that could be introduced into new markets.  These markets could expand our current method of use market because, if patented,  Fc-AAT can be used in our licensed methods of use as well as any other diseases that can be treated by Fc-AAT.  In addition, if we are successful, we believe Fc-AAT would not only be a significantly lower cost to manufacture but preliminary studies indicate that Fc-AAT has higher potency in animal models and certain human cell lines as compared to plasma-derived AAT.

Currently, we are evaluating various forms of Fc-AAT and will likely select one for further development.  Subject to raising sufficient capital, we intend to proceed with scale-up synthesis and safety and toxicity studies, which, we estimate will take approximately two years.  If successful in these efforts, we would file with the FDA for an “Investigational New Drug” (“IND”).  If we are successful in filing an IND for Fc-AAT, we believe a pivotal point for a potential sale or license of its Fc-AAT to a large pharmaceutical company will be reached.  Pursuit of an IND will require substantial additional capital.  If we choose to proceed with human clinical trials to test Fc-AAT and pursue a “New Drug Application” (“NDA”) pathway, substantial additional capital would be required, and we would most likely look to partner with a large pharmaceutical company for funding and management of the human clinical trial process.  An approved NDA for Fc-AAT could then be licensed to a large pharmaceutical company or directly marketed by us.  We would envision hiring or engaging additional experienced and qualified professionals to help guide Fc-AAT through the IND process, into human clinical applications and the NDA process.

BioMimetix

On July 15, 2011 and for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix Pharmaceutical, Inc. (“BioMimetix”) comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock for cash consideration of $2.0 million (the “BioM Investment”).  Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”), and as consideration Duke University received 100,000 shares of BioMimetix’s common stock.  The BioM Warrant is immediately exercisable and expires on July 15, 2012.  The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows:  (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%.

BioMimetix Pharmaceutical, Inc. is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011 and intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy. BioMimetix believes that its current development compound, BMX-001, has significantly higher potency than earlier generation compounds. BioMimetix’s initial targeted indication for BMX-001 is in glioblastoma, an aggressive brain tumor. Other targeted indications may include radiation therapy in the treatment of head and neck cancer and the treatment of morphine tolerance.

Dr. James Crapo, our Chief Executive Officer, is the founder and currently the largest shareholder of BioMimetix, and serves as its CEO and sole director.  Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors.  We have not yet made such appointment.  In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the BioM Investment.

As of March 31, 2012, we owned 28.1% of BioMimetix’s issued and outstanding shares.  We accounted for the BioM Investment using the equity method of accounting and recorded our investment at the purchase price of $2.0 million, which was deemed to be fair value.  The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized.

As of March 31, 2012, we reviewed the BioM Investment for potential impairment.  As a development stage company, BioMimetix is not expected to recognize any revenue in the foreseeable future and as such, we expect to record net losses from BioMimetix that will result in the carrying amount of the BioM Investment to decrease during this period.  Factors other than BioMimetix’s expected net losses may indicate that a further decrease in the value of the BioM Investment may have occurred that is other than temporary.  Any impairment in the carrying amount of the BioM Investment that is deemed to be other than a temporary decline shall be recognized.  This determination requires significant estimates and judgment by management.  If an impairment charge related to the BioM Investment is required, it would have a material impact on our consolidated financial statements, which could potentially impact our ability to operate and raise capital.  As of March 31, 2012, management concluded that the BioM Investment was not impaired.  This determination requires significant estimates and judgment by management.

On May 9, 2012 under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000 or $8.00 per share, which was the original purchase price we paid in July 2011. Following the share repurchase transaction, we continue to own 187,500 shares or 21.07% of BioMimetix’s common stock.

For the period from April 26, 2011 (Inception) through March 31, 2012, we recorded a pro-rata net loss from BioMimetix of $621,550.

License and Sponsored Research Agreements

Fc-AAT

During the fiscal year ended March 31, 2012, we commenced research and development work in Fc-AAT and paid UCD $105,000 under an SRA (the “Fc-AAT SRA”).  We are currently in negotiations with UCD and Konkuk University for exclusive licensing rights for Fc-AAT.  There can be no assurance we will be successful in obtaining them and failure to do so will significantly harm our Fc-AAT development plans.

Bacterial Disorders

On May 15, 2006, we entered into the Bacterial License with RUC.  Some of these disorders include disorders due to anthrax, tuberculosis and bacterial pneumonia.  Also, included under the Bacterial License is a patent application, which includes, among other claims, a claim for composition of matter for Fc-AAT. As of March 31, 2012, we have one patent that was issued by the United States Patent Office (“USPTO”) that is licensed to us under the Bacterial License.

Viral Disorders

On March 31, 2008, we entered into Viral License.  Some of these disorders include, but are not limited to, HIV and influenza.  As of March 31, 2012, we have two patents that were issued by the USPTO that are licensed to us under the Viral License.

On August 18, 2010, we entered into an SRA with RUC to perform studies to determine the biological activity of AAT as an inhibitor of influenza infection (the “Viral SRA”). We were required to make quarterly payments over a two-year period to RUC, which totaled approximately $440,000.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA.  In July 2011, we received acknowledgment from RUC of our termination letter related to the Viral SRA, and based on discussions related thereto, we estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.

On December 29, 2011, we executed a settlement agreement (the “Settlement Agreement”) with RUC to satisfy all obligations due under the Viral SRA in the amount of $140,000.  We are obligated to make the following payments under the Settlement Agreement:  (1) $40,000 due on or before January 6, 2012, which was paid on January 5, 2012, and (2) the balance of $100,000 on or before June 30, 2012, subject to acceleration based on certain conditions related to Omni raising additional capital prior to June 30, 2012.

Cellular Transplantation

On November 12, 2008, we entered into the Cellular Transplant License.  Transplantation procedures include cellular transplantation, including bone marrow, as well as pancreatic islet cells, among others.  We are currently pursuing patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and international patent offices, which include Canada and Europe.

Bio Holding License

On September 28, 2009, we entered into the Diabetes License.

On December 6, 2011, the USPTO issued the Diabetes Patent to Bio Holding for methods for treating diabetes by administering AAT or a derivative of AAT.  Bio Holding is majority-owned by Dr. Leland Shapiro, who is the inventor on the Diabetes Patent.  Dr. Shapiro is an Associate Professor of Medicine at the University of Colorado Denver and a staff physician at the Veterans Affairs Medical Center in Denver.

In consideration for the Diabetes License, we were obligated to pay Bio Holding $25,000.  As additional consideration, we issued to a minority shareholder of Bio Holding a warrant (the “Bio Holding Warrant”) to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The Bio Holding Warrant expires on September 28, 2014.  We estimated the fair value of the Bio Holding Warrant on the issuance date at $5,590,980, which was calculated using the Black-Scholes model.  The total value ascribed to the Diabetes License was $5,615,980.

On September 3, 2010 and pursuant to the Diabetes License, we executed an SRA with RUC (the “Diabetes SRA”), to study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity.  The Diabetes SRA was extended to August 28, 2012 under terms allowed for under the agreement. We were obligated to make payments to RUC of $88,000 over a one-year period commencing in September 2010 and completed all of our financial obligations in August 2011.

Future royalty payments under our license agreements are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (6)	Sublicense Royalties (7)

Bacterial	Bacterial Disorders	$25,000 per year starting May 15, 2011 (1)	(2)	4% of Net Sales	20% to 30%

Viral	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%

Cellular Transplant	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	(4)	3% of Net Sales	20% to 30%

Diabetes	Diabetes	None	None	4% of Gross Revenues (5)	30% (5)

(1) A total of $50,000 is due and unpaid as of May 15, 2012, which includes $25,000 that is past due from May 15, 2011.

(2) Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(3) Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(4) Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(5) Payable to Bio Holding.

(6) Earned Royalties are based on direct net sales of product by Omni.

(7) Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Markets and Strategy

We believe successful development of effective and approved Fc-AAT represents a major commercial opportunity – chiefly, that if our  patent applications that cover Fc-AAT are granted, we would have primary rights for the development of this fusion protein into a drug and to pursue IND status.  This could put us in a position to sublicense uses of Fc-AAT to pharmaceutical companies for treatment of multiple health-related indications.  This is a high risk opportunity, and it will require significant capital and scientific and regulatory expertise in the next couple years to move Fc-AAT through the pre-clinical and, potentially, human clinical phases. There is no assurance that we will be able to secure additional capital on acceptable terms to us, or at all.

We believe Fc-AAT could be appropriate for treatment of a broad spectrum of inflammatory and immunological diseases.  Our current pre-clinical and clinical studies are focused on Type 1 diabetes.  In addition, severe complications due to bone marrow transplantation rejection referred to as graft versus host disease (GVHD), acute myocardial infarction and inflammatory bowel disease are also currently being investigated in pre-clinical studies.  Based on findings from the pre-clinical studies, the optimum clinical pathway for human clinical trial would be evaluated.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:

•	Our ability to raise sufficient capital to fund our operations and future research and development of Fc-AAT;
•	The continued expected growth in the biopharmaceutical sector;
•	Our ability to obtain and protect Fc-AAT patents;
•	Our ability to fund and enter into research agreements and clinical trials necessary for our product development;
•	Our ability to file and receive additional patent applications for new Fc-AAT compounds that we may discover;
•	Our ability to file for an IND with the FDA;
•	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
•	Our ability to shepherd potential therapies through the FDA approval process; and
•	Our ability to compete against companies in our industry with greater resources.

Results of Operations – Fiscal Year Ended March 31, 2012 Compared to Fiscal Year Ended March 31, 2011

The following discussion relates to our operations for the fiscal year ended March 31, 2012 (“Fiscal year 2012”) as compared to the fiscal year ended March 31, 2011 (“Fiscal year 2011”).

General and administrative expenses - General and administrative expenses for Fiscal year 2012 were $4,236,956, and included $2,916,904 of share-based compensation, as compared to $7,649,818 for Fiscal year 2011, which included $6,466,435 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses for Fiscal year 2012 were $1,320,052 as compared to $1,183,383 for Fiscal year 2011, an increase of $136,669 or approximately 12%.  This increase was primarily due to increases in certain expense categories, most notably officer salary and consulting fees of approximately $159,000 due to higher headcount, legal fees for patent filings and related prosecution of approximately $114,000, minimum royalty payments due under the Bacterial License of $25,000, corporate insurance of $21,000, and offering costs of approximately $21,000 associated with an aborted equity financing conducted during Fiscal year 2012.  Offsetting these increases were decreases in certain expense categories, most notably external audit and accounting fees of $44,000, corporate legal, regulatory and compliance fees of $46,000, public and investor relations expense of approximately $54,000, corporate board and scientific advisory fees and expenses of $11,000, corporate travel expense of $14,000 and $53,000 of costs associated with an exploratory project for AAT biohazard indications that was terminated in December 2010.

Research and development expenses – Research and development expenses for Fiscal year 2012 were $398,375 as compared to $577,513 for Fiscal year 2011, a decrease of $179,138.  This decrease was primarily due to the completion of our Diabetes Clinical Trial in October 2011 and the majority of these costs recognized in Fiscal year 2011.

Non-operating expenses – Non-operating expenses for Fiscal year 2012 increased $762,015 as compared to Fiscal year 2011 primarily due to the equity loss of BioMimetix of $621,550 and a charge in the amount of $140,959 for a modification of investor warrants.

Liquidity and Capital Resources

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development stage status, no revenue recognized since inception or likely to be recognized in the near term, and our inception to date net losses, which total approximately $36.6 million and include non-cash charges of approximately $28.9 million.  Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

Recent Financing

On May 9, 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000 or $8.00 per share.

2012 Private Placement

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit is comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock at a price of $1.00 per share and a warrant (the “PP12 Warrants”) that is exercisable at $1.50 per share through May 18, 2017.  The Convertible Notes are secured by shares of BioMimetix Pharmaceutical, Inc.’s common stock owned by us. The maximum Units to be sold in the Private Placement are 2,000,000, resulting in gross aggregate proceeds to us of up to $2.0 million.

In May and June 2012, we conducted four closings under the 2012 Private Placement for the purchase of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, we raised net proceeds of approximately $912,000.   The 2012 Private Placement will expire on July 31, 2012

2011 Private Placement

In June and August 2011, we accepted subscription agreements related to the sale of Units in a private placement (the “2011 Private Placement”). Each “Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit.  Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 until five years from the initial closing of the 2011 Private Placement.  The maximum Units to be sold in the 2011 Private Placement were 4,800,000 resulting in gross aggregate proceeds to the Company of up to $6.0 million.  The net proceeds of the 2011 Private Placement will be used for general working capital purposes and research and development projects, and $2.0 million was used to purchase the equity interest in BioMimetix.

On June 10, June 27 and August 8, 2011, we conducted three closings under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 3,037,900 Units for an aggregate subscription price of $3.8 million.  After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $3.45 million. Certain of our officers and directors purchased an aggregate of 100,000 Units in the 2011 Private Placement.

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

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents.  Our cash and cash equivalents were $133,120 and $301,765 at March 31, 2012 and 2011, respectively.

Cash Flows from Operating Activities

For Fiscal year 2012, net cash used in operations was $1,612,515.  The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $1,320,052 and research and development expense of $398,375.  For Fiscal year 2012, the primary source of cash was an accrual recorded for a settlement on the Viral SRA, which had a net increase of approximately $100,000 during Fiscal year 2012.

For Fiscal year 2011, net cash used in operations was $1,722,739.  The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $1,183,383 and research and development expense of $577,513.

Cash Flows from Investing Activities

For Fiscal year 2012, our cash used in investing activities was comprised of the $2.0 million investment in BioMimetix.  For fiscal year 2011, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For Fiscal year 2012, we generated $3.4 million of cash from financing activities from the 2011 Private Placement.  This amount was net of offering costs of approximately $354,000.  For Fiscal year 2011, we generated approximately $222,000 of cash related to the exercise of common stock purchase warrants from investors.

Current Cash Commitments

We expect that the cash raised in May and June 2012 will allow us to fund our operations and research and development initiatives through December 31, 2012 based on current operating levels, however, we will need additional capital raising to operate beyond that period.  There is no assurance that we will be successful in raising additional capital on acceptable terms or at all.  Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond December 31, 2012.

To fully fund our plan for scale-up cGMPs synthesis and safety and toxicity studies of Fc-AAT, we anticipate that we would need to raise additional capital of $8 million to $10 million over the next two years.  We intend to approach other pharmaceutical or life science companies for funding and/or managing our Fc-AAT pre-clinical development, and potentially funding initial human studies if we are successful in obtaining an IND.  Such a partnership(s) or strategic investment would reduce or possibly eliminate our need to raise external capital.  There is no guarantee that we will be successful in creating or maintaining a strategic partner for our Fc-AAT or that we would obtain adequate or any funding from such a relationship.

Contractual Obligations

Our cash payments due under contractual obligations as of March 31, 2012 were as follows:

	Less than 1 Year	1 – 3 Years	3 - 5 Years	More than 5 Years	Total

Minimum Royalties (1)	$50,000	$-	$-	$-	$50,000
SRA Settlement	100,000	-	-	-	100,000
Corporate office lease	16,727	-	-	-	16,727
Office equipment lease	2,107	-	-	-	2,107
	$168,834	$-	$-	$-	$168,834

(1)
Annual minimum royalty of $25,000 per year under the Bacterial License commencing May 15, 2011 through the expiration date of the last patent right covered under the Bacterial License.  We are under no obligation to make minimum royalty payments in the event that we elect to terminate the Bacterial License, which requires us to provide 60 days written notice to RUC.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 15 in this report.  The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation which is further disclosed in Note 7 to our consolidated financial statements; research and development cost; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants.

Share-based Compensation

A significant amount of our general and administrative expenses for the years ended March 31, 2012 and 2011 is comprised of share-based compensation in the amounts of $2,916,904 and $6,466,435, respectively, related to warrants to purchase shares of our common stock issued to employees, consultants and directors. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates estimates as to the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.

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

Research and Development Costs

A significant amount of our operating expenses has been comprised of costs incurred under SRAs and the Diabetes Trial, which we group as research and development costs.  For Fiscal year 2012 and 2011, we expensed approximately $398,000 and $578,000 related to research and development activities.  Under US GAAP, all research and development costs are expensed as incurred.  The accounting for costs incurred for clinical trials is not specifically identified under US GAAP, but we believe that our policy of expensing all specifically identifiable costs for the Diabetes Trial upon patient infusions is consistent with the principles surrounding accounting for research and development costs and current practice for accounting for clinical drug trials.  During Fiscal year 2012 and 2011, four and eight patients, respectively, were infused, and all identifiable costs related to these patients were expensed during those respective years.

Capitalized License Costs

Since inception, we have capitalized approximately $80,000 related to direct costs incurred to establish our ability to license potential future patents in the biopharmaceutical areas that are associated with our licenses.  We commence amortization of these costs when a patent is applied for and continue the amortization over the expected life of the patent. The assignment of an estimated life to a license is also an estimate that we must monitor as well as the net carrying value of the license.  Because we are in development stage and have not generated any revenue or identified which of the licenses may potentially generate revenue, a formal impairment analysis is not practical at this time.  We will continue to monitor our license agreements as to the appropriateness of definite lives in relation to patent development and formalize our potential impairment analysis as we correlate evidence as to the potential marketability of product(s) related to our license agreements.

Long-term Assets

Our largest non-operating asset is our equity investment in BioMimetix, which is a privately-held, development stage company and related party.  We do not hold a controlling financial interest in BioMimetix, but have the ability to exercise significant influence over its operating and financial policies. Based on these factors and our ownership as of March 31, 2012 of 28.1% of BioMimetix’s issued and outstanding shares of common stock, we account for BioMimetix under the equity method.  Further, we periodically must evaluate the BioM Investment for potential impairment.  This assessment requires significant estimates and judgment by management.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2012, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As of March 31, 2012, management concluded that our internal control over financial reporting was effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names and ages of each of our directors and executive officers as of June 12, 2012:

Name	Age	Position
James D. Crapo	69	Chief Executive Officer and Director
Robert C. Ogden	51	Chief Financial Officer, Secretary and Treasurer
Charles A. Dinarello	69	Chief Scientific Officer
Vicki D.E. Barone	52	Chairperson of the Board
Michael D. Iseman	73	Director
Michael D. Wort	62	Director
Albert L. Kramer	78	Director
Steven M. Bathgate	57	Director

The directors named above serve for one-year terms until our next annual meeting of stockholder or their earlier resignation or removal.  Information concerning our directors and our executive officers is set forth below:

James D. Crapo, MD has served as our Chief Executive Officer and a member of our Board of Directors since March 2011, and also has served on our Scientific Advisory Board since March 2009. Since 1996, Dr. Crapo has been a Professor at National Jewish Medical and Research Center (“NJH”), where he served as Executive Vice President of Academic Affairs and Chairman of Medicine from 1996 to 2004. NJH is a private institution specializing in immunology and allergic diseases. From July 2004 to December 2004, Dr. Crapo served as Chief Executive Officer of Aeolus Pharmaceuticals, Inc., a developer of a new class of catalytic anti-oxidant compounds that protects healthy tissue from the damaging effects of radiation. He was the first scientist to extend Dr. Fridovich's and Dr. Joe McCord's original discovery of superoxide dismutase, a natural antioxidant referred to as "SOD," to mammalian models of disease.

Prior to joining NJH, Dr. Crapo spent over 15 years as the Chief of the Pulmonary and Critical Care Medicine Division at Duke University Medical Center. He is involved in a number of professional societies, including service on the NHLBI Advisory Council and serving as President of the American Thoracic Society and President of the Fleischner Society. From 2005 to 2011, he served on the board of directors of Lifevantage Corporation (LFVN.OB), a maker of science-based solutions to oxidative stress.  During his time as a director of Lifevantage, he served as the chairman of the audit committee and chairman of the board of directors.  We believe that Dr. Crapo’s prior and current director positions with public companies and his scientific and business executive expertise give him the qualifications and skills to serve as a director.

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

Robert C. Ogden has served as our Chief Financial Officer, Treasurer and Secretary since May 2009.   From 2007 to 2009, Mr. Ogden was a financial consultant, primarily providing services to public companies, including Fortune 500 and micro-cap entities.  From May 2004 to June 2007, Mr. Ogden served as Chief Financial Officer, Treasurer and Secretary of SAN Holdings, Inc., a publicly-traded data storage solutions provider and software company, where he was responsible for all administrative and finance functions.  In November 2007, SAN Holdings, Inc. filed a voluntary petition for relief under Chapter 7 of the U.S. Bankruptcy Code.  From 2000 to May 2004, he was a multi-industry financial consultant providing financial controller and reporting services to both private and public companies.  His prior experience includes financial executive positions with two NASDAQ companies.  Mr. Ogden began his career as a public accountant with PricewaterhouseCoopers LLP.  Mr. Ogden received a BS in Commerce from the University of Virginia and is a CPA.

Vicki D.E. Barone has served as the Chairperson of our Board of Directors since March 2009 and is Chairperson of our Audit Committee.  From March 2008 until March 2009, she was the Chairperson of the Board of Directors of Apro Bio.  Since 1996, Ms. Barone has served as the Chief Financial and Compliance Officer for GVC Capital where she is also a Senior Managing Partner and a member of the Commitment Committee, and actively manages the corporate finance projects of the firm.  Since 2010, she has served on the board of the National Investment Banking Association, which she also served on from 2005 to 2007, including serving as the Chairperson in 2007 and Secretary and Treasurer in 2006. She is a CPA and a Certified Financial Planner and received a BS in Finance and MS in Accounting from the University of Colorado.  We believe that Ms. Barone’s executive, financial and business expertise, including her background as the chairperson of the Board of Directors of another company, give her the qualifications and skills to serve as a director and as the Chairperson of our Board of Directors.

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

Compliance With Section 16(a) Of The Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC.  Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2012, we believe that all filings required to be made during fiscal year ended March 31, 2012 were timely made.

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

Audit Committee

We have a separately-designated standing audit committee comprised of one member, Vicki Barone (Chairperson). The Board of Directors has determined that Vicki Barone is not an independent director in accordance with SEC rules. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the independent auditors, and reviews and approves in advance all audit and non-audit services (other than prohibited non-audit services) performed by the independent auditors. In addition, the Audit Committee reviews and discusses with management and the independent auditors the audited financial statements included in our filings with the SEC; oversees our compliance with legal and regulatory requirements; and meets separately with the independent auditors as often as deemed necessary or appropriate by the Committee. In this regard, the Audit Committee also reviews major issues regarding accounting principles and financial statement presentation, and periodically discusses with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures.

The Board of Directors has determined that Vicki Barone is an “audit committee financial expert” as such term is defined in applicable SEC regulations.

ITEM 11.	EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers for the fiscal years ended March 31, 2012 and 2011.  Our named executive officers (“NEOs”) are our Chief Executive Officer, Chief Financial Officer and Chief Scientific Officer.

Name and Principal Position	Fiscal Year	Salary ($)	Stock Awards (1) $		All Other Compensation (2) ($)	Total ($)

James D. Crapo (3)	2012	$120,000		$-	$24,000	$144,000
Chief Executive Officer	2011	$10,000		$1,125,000	$2,000	$1,137,000

Charles A. Dinarello (4)	2012	$120,000	$		$-	$120,000
Chief Scientific Officer	2011	$35,000		$562,500	$-	$597,500

Robert C. Ogden (5)	2012	$120,000		$-	$-	$120,000
Chief Financial Officer	2011	$112,500		$-	$-	$112,500

(1)	The amounts shown represent the fair value of RSUs granted to the named executive officers based on the closing price of our common stock on March 31, 2011 as quoted by the OTCBB.
(2)	Represents an allowance paid to the executive officer for health insurance and other fringe benefits.
(3)
Dr. Crapo was appointed as our Chief Executive Officer on March 1, 2011 and earned an annual salary of $144,000 for Fiscal year 2012.  Dr. Crapo’s salary for Fiscal year 2011 represents salary paid from March 1 through March 31, 2011.  Effective with the commencement of his employment, he was granted 300,000 RSUs, which vest as follows: 100,000 on March 1, 2012, 100,000 on March 1, 2013 and 100,000 on March 1, 2014.

(4)
Dr. Dinarello served as our Acting Chief Executive Officer through February 22, 2011, and as of that date was appointed Chief Scientific Officer.  For Fiscal year 2011, he was paid $2,500 per month, commencing May 1, 2010 for his services as our Acting Chief Executive Officer.  For Fiscal year 2012, he earned $10,000 per month as a consultant.  On March 1, 2011, he was granted 150,000 RSUs, which vest over a three-year period as follows: 50,000 on March 1, 2012, 50,000 on March 1, 2013 and 50,000 on March 1, 2014.

(5)	Mr. Ogden earned an annual salary of $120,000 for Fiscal year 2012.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at March 31, 2012 for each of our NEOs.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options Exercisable (#)	Number Of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)		Market Value Of Shares Or Units Of Stock That Have Not Vested (5) ($)
James D. Crapo						200,000	(3)	$338,000

Charles A. Dinarello	600,000	-		$0.50	April 7, 2016
	450,000	150,000	(1)	$3.00	November 13, 2016
						100,000	(4)	$169,000

Robert C. Ogden	50,000	-		$0.50	April 15, 2016
	220,000	80,000	(2)	$3.00	November 13, 2016

(1)	Represent warrants granted on December 16, 2009 that vest as follows: 150,000 on March 31, 2013.
(2)	Represent warrants granted on December 16, 2009 that vest as follows: 80,000 on September 30, 2012.
(3)	Represent RSUs that vest as follows: 100,000 on March 1, 2013 and 100,000 on March 1, 2014.
(4)	Represent RSUs that vest as follows: 50,000 on March 1, 2013 and 50,000 on March 1, 2014.
(5)	Calculated based on the closing price of our common stock on March 31, 2012 as reported by the OTCBB.

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

Director Compensation

Currently, we do not have a formal director compensation plan and in the past we compensated directors in the form of common stock purchase warrants.  Equity-based awards may be issued to directors on a discretionary basis by a vote of the directors.  During Fiscal year 2012, we did not grant any equity-based awards or pay any other form of compensation to any of our directors.  The aggregate number of stock awards and option awards outstanding at March 31, 2012 for each director is listed under Item 12 “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 12, 2012 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each director and (iv) all directors and executive officers as a group.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Outstanding Shares (1)

5% Stockholders:

BOCO Investments, LLC	7,287,000 (2)	19.98%
262 East Mountain Avenue
Fort Collins, CO 80524

F. Steven Mooney and Gayle S. Mooney	6,585,000 (3)	18.38%
3677 S. Huron Street, Suite 102
Englewood, CO 80110

Leland Shapiro	3,368,750	10.52%
8765 East 29th Place
Denver, CO 80238

WestMountain Asset Management, Inc.	1,667,107	5.21%
123 North College Avenue, Suite 200
Fort Collins, Colorado 80524

Directors and Named Executive Officers:

Vicki D.E. Barone	1,904,819 (4)	5.90%

Michael D. Iseman	200,000 (5)	*

Michael D. Wort	1,150,000 (6)	3.57%

Albert L. Kramer	925,000 (7)	2.88%

Steven M. Bathgate	1,968,440 (8)	6.10%

James D. Crapo	180,000 (9)	*

Charles A. Dinarello	1,100,000 (10)	3.32%

Robert C. Ogden	290,000 (11)	*

All directors and executive officers as a group (8 persons)	6,741,509	19.50%

*  Less than one percent

(1)
Applicable percentage of ownership is based on 32,018,396 shares of common stock outstanding on June 12, 2012.  Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities.  Shares of common stock issuable from conversion of convertible notes, vested RSUs or RSUs that vest within 60 days of June 12, 2012 or upon the exercise of common stock purchase warrants exercisable currently or within 60 days of June 12, 2012 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such securities for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.  Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.  Unless otherwise provided, the address of all stockholders is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

(2)
Includes 2,837,000 shares directly owned, 3,000,000 shares underlying warrants currently exercisable at $0.50 per share and 1,450,000 shares underlying a warrant currently exercisable at $1.00 per share.

(3)
Includes 2,785,000 shares directly owned, 500,000 shares underlying a senior secured note convertible at $1.00 per share, 800,000 shares underlying a warrant currently exercisable at $0.50 per share, 400,000 shares underlying a warrant currently exercisable at $1.00 per share, 500,000 shares underlying a warrant currently exercisable at $1.50 per share and 1,600,000 shares underlying a warrant currently exercisable at $2.00 per share.

(4)
Includes 637,437 shares directly owned (of which 35,000 shares are held by Ms. Barone’s IRA), 100,000 shares underlying a warrant currently exercisable at $1.00 per share, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 17,076 shares underlying a warrant currently exercisable at $1.50 per share, 10,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 6,778 shares underlying a warrant currently exercisable at $2.50 per share and 6,778 shares underlying a warrant currently exercisable at $3.75 per share.  Also includes 976,750 shares owned by GVC Capital, of which Ms. Barone is a Senior Managing Partner.  Ms. Barone disclaims beneficial ownership of these shares.

(5)	Includes 75,000 shares underlying a warrant currently exercisable at $1.25 per share and 125,000 shares underlying a warrant currently exercisable at $3.00 per share.

(6)	Includes 1,000,000 shares directly owned, 50,000 shares underlying a warrant currently exercisable at $1.25 per share and 100,000 shares underlying a warrant currently exercisable at $3.00 per share.

(7)	Includes 775,000 shares directly owned, 100,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(8)
Includes 65,000 shares directly owned (all of which are held by Mr. Bathgate’s IRA), 604,000 shares owned by Mr. Bathgate’s spouse, 50,000 shares owned by Mr. Bathgate’s daughter, 30,000 shares owned by Bathgate Family Partnership Ltd., 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 17,076 shares underlying a warrant currently exercisable at $1.50 per share, 20,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 2,807 shares underlying a warrant currently exercisable at $2.50 per share and 2,807 shares underlying a warrant currently exercisable at $3.75 per share.  Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his family members and Bathgate Family Partnership Ltd. Also includes 976,750 shares owned by GVC Capital, of which Mr. Bathgate is a Senior Managing Partner.  Mr. Bathgate disclaims beneficial ownership of these shares.

(9)	Includes 40,000 shares directly owned, 40,000 shares underlying a warrant currently exercisable at $2.00 per share and 100,000 vested RSUs.

(10)	Includes 600,000 shares underlying a warrant currently exercisable at $0.50 per share, 450,000 shares underlying a warrant currently exercisable at $3.00 per share and 50,000 vested RSUs.

(11)
Includes 10,000 shares directly owned, 50,000 shares underlying a warrant currently exercisable at $0.50 per share, 10,000 shares underlying a warrant currently exercisable at $2.00 per share and 220,000 shares underlying a warrant currently exercisable at $3.00 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Parties and Transactions

BioMimetix

On July 15, 2011, we purchased an equity ownership in BioMimetix Pharmaceutical, Inc. (“BioMimetix) comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock for cash consideration of $2.0 million (the “BioM Investment”).  The BioM Warrant is immediately exercisable and expires on July 15, 2012.  The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows:  (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%.

Dr. James Crapo, our Chief Executive Officer, is the founder and, as of May 9, 2012, the largest shareholder of BioMimetix and serves as its CEO and as a director.  Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors.  We have not yet made such appointment.  In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the BioM Investment.

On May 9, 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share.  Following this transaction, we continue to own 187,500 shares of BioMimetix’s common stock.

GVC Capital LLC

GVC Capital served as the placement agent for the 2011 Private Placement that was conducted during the period June through August 2012 and earned a commission of 9% of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC Capital, as the placement agent, warrants to purchase 9% of the total number of shares of our common stock sold in the 2011 Private Placement, which are exercisable at a price of $1.50 per share (the “2011 Private Placement PA Warrants”).  The 2011 Private Placement PA Warrants expire five years from the date of the final closing of the 2011 Private Placement.  We issued a total of 273,411 of 2011 Private Placement PA Warrants to GVC Capital in conjunction with the 2011 Private Placement.  Two of our directors are Senior Managing Partners in GVC Capital.

Approval of Related Party Transactions

We have not formally adopted any policies or procedures for approval of related party transactions.  All proposed related party transactions are disclosed to our Board of Directors and are considered and approved on a case-by-case basis. The above transactions were approved by our Board of Directors.

Director Independence

The Board of Directors has determined that each of Michael Iseman, Albert Kramer and Michael Wort is an independent director and each of Vicki Barone and Steven Bathgate is not an independent director within the meaning of the rules of the Nasdaq Stock Market, Inc.  Ms. Barone and Mr. Bathgate are not deemed independent as a result of the positions each holds at GVC Capital.  GVC Capital served as the placement agent in our private placement equity transactions in 2009, 2010, 2011 and 2012.  During Fiscal year 2012, GVC Capital earned commissions related to the  2011 Private Placement of $346,000 in cash and 273,411 warrants exercisable at $1.50 per share, and which contain a cashless exercise provision.

ITEM 14.                      PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 5, 2009 and audited our financial statements for the fiscal years ended March 31, 2012 and 2011.  An estimate of the pre-approved audit fees for Hein’s audit of the financial statements for the fiscal year ended March 31, 2012 are included in the total of audit fees for 2012, but will be billed in the fiscal year ended March 31, 2013.

	2012	2011

Audit Fees	$73,625	$116,640
Audit-Related Fees	14,000	-
Tax Fees	5,835	5,000
All Other Fees	-	-
Total	$93,460	$121,640

Audit Fees

This category includes the aggregate fees billed for professional services for the audit of our annual financial statements for the fiscal years ended March 31, 2012 and 2011, the audit of the effectiveness of our internal control over financial reporting as of March 31, 2011 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ended March 31, 2012 and 2011.

Audit-Related Fees

The fees billed during the fiscal years ended March 31, 2012 were for assurance and related services rendered by Hein that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above. There were no fees billed for audit related services during the fiscal year end March 31, 2011.

Tax Fees

This category includes fees billed for professional services for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval

The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the fiscal years ended March 31, 2012 and 2011, all audit fees were reviewed and approved in advance of such services.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Consolidated Financial Statements - See Index to Consolidated Financial Statements at page F-1 of this Report.

(b)Financial Statement Schedules - Not applicable.

(c) Exhibits

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

10.4	License Agreement with Bio Holding, Inc. dated September 28, 2009 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009)

10.5	Employment Agreement with James Crapo dated July 15, 2011 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.6	Restricted Stock Unit Agreement with James D. Crapo dated August 10, 2011 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.7	Restricted Stock Unit Agreement with Charles A. Dinarello dated August 10, 2011 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.8	Warrant dated December 16, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2009)

10.9	Warrant dated April 7, 2009 issued to Charles A. Dinarello (incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed on November 8, 2010)

EXHIBIT #	DESCRIPTION

10.10	Warrant dated December 16, 2009 issued to Robert C. Ogden (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2009)

10.11
Investigational Site Agreement, dated June 7, 2010, among Omni Bio Operating, Inc., the Regents of the University of Colorado, The Barbara Davis Center for Childhood Diabetes and Dr. Peter Gottlieb (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.12
Material Transfer Agreement, dated March 19, 2010, between the Company and Baxter Healthcare Corporation (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 30, 2010)

10.13
Subscription Agreement and Letter of Investment Intent for the 2011 Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.14	Form of Investor Warrant for the 2011 Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.15	Form of Placement Agent Warrant for the 2011 Private Placement (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011)

10.16
Stockholders’ Agreement by and among BioMimetix Pharmaceutical, Inc., Omni Bio Pharmaceutical, Inc. and the other investors dated July 15, 2011 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2011)

10.17
Stock Purchase Agreement by and between BioMimetix Pharmaceutical, Inc. and Omni Bio Pharmaceutical, Inc. dated July 15, 2011 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2011)

10.18
Warrant issued to Omni Bio Pharmaceutical, Inc. to purchase shares of common stock in BioMimetix Pharmaceutical, Inc. dated July 15, 2011 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 21, 2011)

10.19	Sponsored Research Agreement, dated March 23, 2012 between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado

14.1	Code of Business Conduct and Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 23, 2010)

21	Subsidiaries of the Company

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

EXHIBIT #	DESCRIPTION

99.1	Financial Statements for BioMimetix Pharmaceutical, Inc. as of March 31, 2012 and for the period from April 26, 2011 (Inception) to March 31, 2012

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

** Pursuant to Rule 406T of Regulation S-T, the information in Exhibit 101 is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 or the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

July 12, 2012	By:	/s/ James D. Crapo
James D. Crapo
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

July 12, 2012	By:	/s/ James D. Crapo
James D. Crapo
Chief Executive Officer
(Principal Executive Officer)

July 12, 2012	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)

July 12, 2012	By:	/s/ Vicki D.E. Barone
Vicki D.E. Barone
Chairperson of the Board

July 12, 2012	By:	/s/ Michael D. Iseman
Michael D. Iseman
Director

July 12, 2012	By:	/s/ Albert L. Kramer
Director

July 12, 2012	By:	/s/ Steven M. Bathgate
Director

July 12, 2012	By:	/s/ Michael D. Wort
Director

Omni Bio Pharmaceutical, Inc. and Subsidiary

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2012 and 2011	F-3

Consolidated Statements of Operations for the Years Ended March 31, 2012 and 2011 and the period from February 28, 2006 (Inception) through March 31, 2012	F-4

Consolidated Statements of Stockholders' Equity for the Years Ended March 31, 2012 and 2011 and the period from February 28, 2006 (Inception) through March 31, 2012	F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2012 and 2011 and the period from February 28, 2006 (Inception) through March 31, 2012	F-11

Notes to Consolidated Financial Statements	F-12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders
Omni Bio Pharmaceutical, Inc. and Subsidiary
Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2012 and 2011 and for the period from February 28, 2006 (inception) to March 31, 2012.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary as of March 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for the years ended March 31, 2012 and 2011 and for the period February 28, 2006 (inception) to March 31, 2012, in conformity with U.S. generally accepted accounting principles.

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

/s/ HEIN & ASSOCIATES LLP

Denver, Colorado
July 12, 2012

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2012	2011
Current assets:
Cash and cash equivalents	$133,120	$301,765
Other current assets	31,641	43,541
Total current assets	164,761	345,306

Equity investment in related party	1,378,450	-
Intangible assets, net	41,386	61,931
Total long-term assets	1,419,836	61,931

TOTAL ASSETS	$1,584,597	$407,237

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$88,715	$41,763
Accrued research and development costs	11,930	44,736
Accrued liabilities	73,250	116,500
Amount due under settlement agreement	100,223	-
Amounts due to related party	3,750	3,750
Total current liabilities	277,868	206,749

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,396 and 28,980,496 shares issued and outstanding, respectively	32,018	28,980
Additional paid-in capital	37,835,040	31,336,345
Deficit accumulated during the development stage	(36,560,329)	(31,164,837)
Total stockholders’ equity	1,306,729	200,488

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,584,597	$407,237

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2012
	2012	2011

Operating expenses
General and administrative (including share-based compensation of $2,916,904, $6,466,435 and $17,244,455, respectively)	$4,236,956	$7,649,818	$22,220,772
License fee – related party	-	-	5,615,980
Research and development	398,375	577,513	2,108,385
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	4,635,331	8,227,331	30,708,377

Loss from operations	(4,635,331)	(8,227,331)	(30,708,377)

Non-operating income (expenses)
Equity loss from investment in related party	(621,550)	-	(621,550)
Interest income (expense), net	2,348	4,854	(50,045)
Amortization of debt discount – related parties	-	(3,000)	(56,125)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charges for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	(140,959)	-	(2,772,645)
Total non-operating income (expenses)	(760,161)	1,854	(5,851,952)

Net loss	$(5,395,492)	$(8,225,477)	$(36,560,329)

Basic and diluted net loss per share	$(0.17)	$(0.29)

Weighted average shares outstanding – basic and diluted	31,383,364	28,331,560

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	-	10,000,000	10,000	-	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	-	10,958,333	10,958	648,456	(1,103,388)	(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	$-	-	$-	$1,250	$-	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	-	-	18,189,462	18,189	2,535,913	(2,915,955)	(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)			719,772	$720	$719,052		$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)					$1,948,237		$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	-	-	23,164,567	23,164	8,186,704	(7,460,476)	749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		-
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775			775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		-

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)			268,720	$269	$(269)		$-
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share, as restated					5,590,980		5,590,980
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		-
Modification to common stock purchase warrants (October 2009at estimated fair value of $9.92 per share), as restated					2,479,000		2,479,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		-
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010), as restated					6,395,302		6,395,302
Contributed rent					3,780		3,780
Net loss						(15,478,884)	(15,478,884)

Balances at March 31, 2010	-	-	27,987,018	27,987	24,573,783	(22,939,360)	1,662,410

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit
	Shares	Amount	Shares	Amount

Conversion of accounts payable into common stock (April 2010 at $2.50 per share)			20,000	$20	$49,962		$49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					6,466,435		6,466,435
Common stock purchase warrants exercised cashless (at weighted average exercise price of $3.13 per share)			7,228	7	(7)		-
Common stock purchase warrants exercised at exercise price of $0.25 per share, net of placement agent fees			935,000	935	221,203		222,138
Net loss						(8,225,477)	(8,225,477)

Balances at March 31, 2011	-	$-	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488

Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $353,505 (June and August 2011 at $1.25 per unit)			3,037,900	3,038	3,440,832		3,443,870
Charge for modification to common stock purchase warrants sold in private placement offering in December 2009 and January 2010)					140,959		140,959
Share-based compensation					2,916,904		2,916,904
Net loss						(5,395,492)	(5,395,492)

Balances at March 31, 2012	-	$-	32,018,396	$32,018	$37,835,040	$(36,560,329)	$1,306,729

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,395,492)	$(8,225,477)	$(36,560,329)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	621,550	-	621,550
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Share-based compensation	2,916,904	6,466,435	17,244,455
Charge for warrants issued in merger transaction - related parties	-	-	1,948,237
Charge for warrants issued in private placement transaction - related parties	-	-	403,350
Charges for modifications to warrants	140,959	-	2,772,645
Amortization of debt discount – related parties	-	3,000	56,125
Depreciation and amortization	20,545	6,032	43,491
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	11,900	(33,492)	(33,740)
Accounts payable	46,952	(2,611)	294,892
Accrued research and development costs	(43,250)	44,736	(238,574)
Accrued liabilities	(32,806)	19,013	11,930
Amount due under settlement agreement	100,223	-	100,223
Amounts due to related parties	-	(375)	207,632
Net cash used in operating activities	(1,612,515)	(1,722,739)	(6,751,709)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity Investment in related party	(2,000,000)	-	(2,000,000)
Cash proceeds from reverse mergers	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash used in investing activities	(2,000,000)	-	(2,031,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock	3,443,870	-	7,729,815
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	222,138	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	3,443,870	222,138	8,915,903

Net increase (decrease) in cash and cash equivalents	(168,645)	(1,500,601)	133,120
Cash and cash equivalents at beginning of year	301,765	1,802,366	-
Cash and cash equivalents at end of year	$133,120	$301,765	$133,120

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

On March 31, 2009, Across America completed the acquisition of Apro Bio Pharmaceutical Corporation (“Apro Bio”) pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the "Merger") among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America.  Under the terms of the Merger, AAAC was merged into Apro Bio and Apro Bio became a wholly-owned subsidiary of Across America.  On May 27, 2009, Across America changed its name to Omni Bio Pharmaceutical, Inc. (“Omni Bio”).  The Merger was accounted for as a reverse acquisition with Apro Bio being treated as the acquirer for accounting purposes.

On March 31, 2008, Apro Bio was formed from the merger of Apro Bio Pharmaceutical Corporation (“Apro Utah”) and Maxcure Pharmaceutical, Inc. (“Maxcure”), with Maxcure being the surviving legal corporation and Apro Bio the deemed acquirer for accounting purposes.  The name of the merged entity was changed to Apro Bio Pharmaceutical Corporation (“Apro Bio”).

Maxcure was formed as a Colorado corporation on December 26, 2006 for the purpose of entering into a license agreement and research agreement with the Regents of the University of Colorado (“RUC”) to further scientific studies on and FDA-approved drug, Alpha-1 antitrypsin (“AAT”) related to treatment and prevention of viral disorders.  Apro Utah was formed as a Utah corporation on February 28, 2006 for the purpose of entering into a license agreement and research agreement with RUC for advancing scientific studies on AAT related to treatment and prevention of bacterial disorders.

Nature of Operations

Except as the context otherwise requires, the terms “Omni Bio,” “Company,” “we,” “our” or “us”  means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc.

Omni Bio is a biopharmaceutical company that was initially formed to explore new methods of use of AAT (also referred to as “plasma-derived AAT”).  AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein.  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these through earned royalty agreements with the existing AAT manufacturers. Our initial markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes).

In 2011, we filed a provisional patent application for compositions, methods and uses for “recombinant AAT,” which is a synthetic form of plasma-derived AAT.  In January 2012, we announced our intention to commence research and development work on a recombinant fusion protein of AAT and an Fc fragment of Immunoglobulin (“Fc-AAT”).

To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”) to further our methods of use licenses for plasma-derived AAT regarding diabetes, bacterial disorders, viral disorders and cellular transplantation/graft rejection, to develop Fc-AAT molecules and to fund a human clinical trial in to evaluate the therapeutic effects of plasma-derived AAT in the treatment of Type 1 diabetics.  Since inception, we have not generated any revenues from our operations.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. Activities have included: raising capital; reorganization and mergers; and obtaining various intellectual property rights, a research and development agreement and a clinical trial agreement using plasma-derived AAT for treatment of Type 1 diabetes.  We have incurred net losses since inception, and as of March 31, 2012, had cash and cash equivalents of $133,120 and an accumulated deficit of $36.6 million, which included non-cash charges of approximately $28.9 million These conditions raise substantial doubt as to our ability to continue as a going concern.  These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

2012 Private Placement

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit is comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock at a price of $1.00 per share and a warrant that is exercisable at $1.50 per share through May 18, 2017.  The Convertible Notes are secured by shares of BioMimetix Pharmaceutical, Inc.’s common stock owned by us. The maximum Units to be sold in the Private Placement are 2,000,000, resulting in gross aggregate proceeds to us of up to $2.0 million.

In May and June 2012, we conducted four closings under the 2012 Private Placement for the purchase of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, we raised net proceeds of approximately $912,000.  The 2012 Private Placement will expire on July 31, 2012.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Omni Bio and its wholly-owned subsidiary, Omni Bio Operating, Inc.  All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less at the date of acquisition to be cash equivalents.  Periodically, we maintain deposits in financial institutions in excess of federally insured limits.

Supplemental Disclosures of Cash Flow Information

	For the Year Ended March 31,
	2012	2011

Cash paid for:
Interest	$-	$750
Income taxes	$-	$-

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Supplemental Disclosures of Non-Cash Investing and Financing Activities

	For the Year Ended March 31,
	2012	2011

Accounts payable converted to common stock	$-	$49,982
Note payable with related party converted to common stock	$-	$25,000
Issuance of common stock pursuant to cashless exercises of warrants	$-	$7

Revenue Recognition and Accounts Receivable

We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2012 or 2011.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets which generally range from three to five years.  Expenditures for replacements, renewals and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. All of our property and equipment were fully depreciated as of March 31, 2011.

Depreciation expense for the years ended March 31, 2012 and 2011 was $-0- and $848, respectively.

Intangible Assets

Intangible assets consist of costs incurred to acquire license rights to issued patents and patent applications held by RUC.  Amortization of license rights is based on the estimated useful life of the patent to which the license relates.  Estimated useful lives of the assets range from 11 to 13 years.  As of March 31, 2012, we wrote-off the remaining net book value of a license we purchased in 2007 associated with viral disorders as a result of our determination that we no longer will pursue indications covered under the respective license agreement for viral disorders.  The total unamortized costs that were written-off and included under amortization expense were $15,744.

Capitalized license costs consisted of the following:

	March 31,
	2012	2011
Licenses:
Bacterial	$20,665	$20,665
Viral	-	25,000
Cellular Transplantation/rejection	34,736	34,736
	55,401	80,401
Less: Accumulated amortization	(14,015)	(18,470)

	$41,386	$61,931

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

For the years ended March 31, 2012 and 2011, amortization expense related to intangibles was $20,544 and $5,185, respectively.  The estimated aggregate amortization expense for each of the next five years is as follows:

For the Years Ended March 31,

2013	$3,355
2014	3,355
2015	3,355
2016	3,355
2017	3,355
Thereafter	24,611

Total	$41,386

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

Research and Development

Research and development costs are charged to expense as incurred.  Our research and development activities to date are comprised of expenses incurred related to a clinical trial in Type 1 diabetes (the “Diabetes Trial”), SRAs with RUC, costs for preliminary research in Fc-AAT and a research services contract with Colorado State University.  Costs associated with the Diabetes Trial are expensed at the time a patient commences treatment.

Fair Value of Financial Instruments

The carrying value of our financial instruments, which include cash, accounts payable and accrued liabilities at March 31, 2012 and 2011 approximated their fair values due to the short-term nature of these financial instruments.

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

Significant estimates include assumptions used the valuation of equity awards and the realization of our equity investment in a related party.  While we expect this investment to continue to decrease as a result of future equity losses, an impairment could occur at an earlier date, which would be material if the related party’s future funding and product development do not proceed as planned in the near term.  See further discussion in Note 5.

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

Potentially dilutive securities were comprised of the following:

	March 31,
	2012	2011

Warrants	13,909,303	10,622,992
Restricted stock units (“RSUs”)	450,000	450,000
Convertible notes payable	-	-

	14,359,303	11,072,992

Share-based Compensation

We recognize equity-based payments to employees in the financial statements based on the estimated fair value of the award on the grant date and recognize share-based compensation expense over the period that an employee is required to provide service in exchange for the award (generally the vesting period).  We estimate the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 7 for additional disclosures.

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

US GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return.  For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at March 31, 2012 or 2011.

Recently Issued Accounting Pronouncements

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and we do not expect that any will have a material impact on our future consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

NOTE 3 – 2011 PRIVATE PLACEMENT

In June and August 2011, we sold Units in a private placement (the “2011 Private Placement”). Each “Unit” was comprised of one share of our common stock and one warrant to purchase one share of our common stock for a purchase price of $1.25 per Unit.  Each warrant in the Unit (the “2011 Private Placement Warrants”) is exercisable at $2.00 until five years from the initial closing of the 2011 Private Placement.

In June and August 2011, we conducted three closings under the 2011 Private Placement, pursuant to which we entered into subscription agreements for the purchase of 3,037,900 Units for an aggregate subscription price of $3.8 million.  After deducting offering expenses including commissions and expenses paid to the placement agent, net proceeds to us from such sales totaled $3.45 million. Certain of our officers and directors purchased an aggregate of 100,000 Units in the 2011 Private Placement.

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

NOTE 4 – CONTRACTUAL COMMITMENTS

Bacterial Disorders License

On February 18, 2006, we entered into a license agreement with RUC of certain patent applications related to the treatment and prevention of bacterial disorders.  Under the minimum royalty terms of this license, as of March 31, 2012, we have a minimum royalty payment due in the amount of $25,000.  In addition, a second royalty payment in the amount of $25,000 is due on or before May 15, 2012. None of these payments have been made.

Viral Disorders License and SRA

On March 30, 2008, we entered into a license agreement with RUC covering patent applications directed to the treatment and/or prevention of viral disorders (the “Viral License”).

On August 18, 2010, we entered into an SRA with RUC to perform studies “in vitro” and “in vivo” to determine the biological activity of AAT as an inhibitor of influenza (the “Viral SRA”).  The Viral SRA was executed pursuant to the Viral License.  We were obligated to make quarterly payments to RUC, which totaled approximately $440,000 over a two-year period.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA.  In July 2011, we received acknowledgment from RUC of our termination letter related to the Viral SRA, and based on discussions related thereto, we estimated and recorded a liability in the amount of $140,000 for settlement of all obligations due under the Viral SRA.

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

Cellular Transplantation License

On November 12, 2008, we entered into a license agreement with RUC for technology related to the treatment of cellular transplantation and graft rejection.  We are currently pursuing expanded patent rights based on our licensed technology directed to treating cellular transplantation and graft rejection disorders with the USPTO and certain international patent offices.

Diabetes License and SRA

On September 28, 2009, we entered into a license agreement with Bio Holding, Inc. (“Bio Holding”) to obtain an exclusive license (the “Diabetes License”) to patent applications related to the treatment of diabetes.  Dr. Leland Shapiro, who is one of our founding shareholders, is the majority shareholder of Bio Holding.

In consideration for the Diabetes License, we were obligated to pay Bio Holding $25,000.  As additional consideration, we issued to a minority shareholder of Bio Holding a warrant (the “Bio Holding Warrant”) to purchase 650,000 shares of our common stock at an exercise price of $3.00 per share.  The Bio Holding Warrant expires on September 28, 2014.  We estimated the fair value of the Bio Holding Warrant on the issuance date at $5,590,980, which was calculated using the Black-Scholes model.  The total value ascribed to the Diabetes License was $5,615,980.

On September 3, 2010 and pursuant to the Diabetes License, we executed an SRA with RUC (the “Diabetes SRA”), to study the effects of AAT on cytokine production by human pancreatic islet cells and the ability of AAT to protect these cells from induced toxicity.  The Diabetes SRA was extended to August 28, 2012 under terms allowed for under the agreement. We were obligated to make payments to RUC of $88,000 over a one-year period commencing in September 2010 and completed all of our financial obligations in August 2011.

Type 1 Diabetes Clinical Trial

On June 7, 2010, Omni, RUC and The Barbara Davis Center (collectively with RUC, the “Institution”) entered into an Investigational Site Agreement (the “ISA”), whereby the Institution, acting on our behalf, agreed to arrange, administer and manage a clinical study to evaluate Baxter International Inc.’s (“Baxter”) AAT formulation, Aralast NPTM, in the treatment of patients with Type 1 diabetes (the “Diabetes Trial”).  In October 2010, the Diabetes Clinical Trial commenced with the first patient infusion.  The purpose of the Diabetes Trial was to study whether administering AAT to recently diagnosed Type 1 diabetics could potentially mediate or eliminate the deterioration of humans having remaining islet cell populations. The Diabetes Trial was initially to include 15 patients and was conducted pursuant to an Investigational New Drug Application (“IND”) granted to us by the FDA.  The IND allowed for the Diabetes Trial to include up to 50 patients.  Base costs, which included the enrollment fee and other incidental charges, but no drug costs, for the 15 patients were estimated to be approximately $585,000.

In October 2011, we elected to halt the Diabetes Trial after the treatment of 12 patients. This decision was also agreed to by the Barbara Davis Center, who provided us with preliminary, six month data on the 12 patients.  We incurred approximately $483,000 for the Diabetes Trial, primarily due to the reduced patient size.  We also anticipate there may be some additional nominal charges for post treatment follow-up on the 12 patients.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Future royalty payments under license agreements are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (6)	Sublicense Royalties (7)

Bacterial	Bacterial Disorders	$25,000 per year starting May 15, 2011 (1)	(2)	4% of Net Sales	20% to 30%

Viral	Viral Disorders (including HIV)	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%

Cellular Transplant	Cellular Transplantation /Graft Rejection	$50,000 per year after first commercial sale	(4)	3% of Net Sales	20% to 30%

Diabetes	Diabetes	None	None	4% of Gross Revenues (5)	30% (5)

(1) A total of $50,000 is due and unpaid as of May 15, 2012, which includes a payment of $25,000 that is past due from May 15, 2011.

(2) Payable to RUC as follows: $30,000 upon completion of preclinical trial; $50,000 upon completion of a phase I clinical trial; $100,000 upon completion of a phase II clinical trial; $200,000 upon completion of a phase III clinical trial; and $300,000 upon receipt of approval of FDA or foreign equivalent.

(3) Payable to RUC as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first indication. For the second indication, 100% of the milestone royalties shall be paid, and for subsequent indications 50% of the milestone royalties shall be paid.

(4) Payable to RUC as follows: $25,000 upon initiation of a phase II clinical trial; $100,000 upon initiation of a phase III clinical trial; and $200,000 upon receipt of approval of FDA or foreign equivalent.

(5) Payable to Bio Holding.

(6) Earned Royalties are based on direct net sales of product by Omni.

(7) Sublicense Royalties are based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Operating Leases

We have a lease for corporate office space.  Total outstanding commitments as of March 31, 2012 under the lease, which expires on January 31, 2013, are $16,727 plus annual operating expenses.  For the years ended March 31, 2012 and 2011, our rent expense was $20,262 and $19,208, respectively.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

We have a lease for an office multi-purpose machine.  Total outstanding commitments as of March 31, 2012 under the lease, which expires in March 2013, are approximately $2,107.

Future commitments under non-cancellable operating leases are $18,834 all of which are due in the fiscal year ended March 31, 2013.

NOTE 5 – INVESTMENT IN BIOMIMETIX

On July 15, 2011 for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix Pharmaceutical, Inc. (“BioMimetix”) comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant is immediately exercisable and expires on July 15, 2012.  The BioM Warrant may be exercised in whole or in part, and if in part, our diluted equity ownership upon exercise will be calculated as follows:  (Cash Consideration Paid multiplied by 15% divided by $2,000,000) plus 25%.  As of March 31, 2012, we owned 28.1% of BioMimetix’s issued and outstanding shares of common stock.  For the fiscal year ended March 31, 2012, we recorded an equity loss from the BioM Investment of $621,550.

BioMimetix is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011 and intends to develop a new class of compounds for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy.  Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix (the “Duke License”), and as consideration, Duke University received 100,000 shares of BioMimetix’s common stock.

Dr. James Crapo, our Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and serves as its CEO and as a director.  Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors.  In addition, we received certain preemptive rights to purchase additional shares of BioMimetix’ common stock and other protective rights relating to the BioM Investment.

We accounted for the BioM Investment using the equity method of accounting and recorded the BioM Investment at the purchase price of $2.0 million, which was deemed to be fair value.  The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized.

As of March 31, 2012, we reviewed the BioM Investment for potential impairment.  As a development stage company, BioMimetix is not expected to recognize any revenue in the foreseeable future and as such, we expect to record net losses from BioMimetix that will result in the carrying amount of the BioM Investment to decrease during this period.  Factors other than BioMimetix’s expected net losses may indicate that a further decrease in the value of the BioM Investment may have occurred that is other than temporary. Any impairment in the carrying amount of the BioM Investment that is deemed to be other than a temporary decline shall be recognized.

On May 9, 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share, which was the purchase price per Unit (comprised of one share of BioMimetix’s common stock and a warrant to purchase one share of BioMimetix’s common stock) paid by us in July 2011.  Following this repurchase, we continue to own 187,500 shares of BioMimetix’s common stock.  Also on May 9, 2012, BioMimetix sold 62,500 shares of its common stock to an outside, accredited investor for cash of $500,000 or $8.00 per share.  We believe that these stock transactions represent the best estimate of fair value for BioMimetix’s share price and the BioM Investment.  We believe the sale of common stock to the outside investor also supports BioMimetix’s ability to continue its operations and raise additional capital in the near term, as the independent auditor’s report on its financial statements as of March 31, 2012 and the period from April 26, 2011 (Inception) to March 31, 2012 expresses substantial doubt as to the ability of BioMimetix to continue as a going concern.  If BioM is unable raise additional funding in the near term and continue its operations, we would be required to fully impair the value of the BioM Investment, which would be a material charge to our operating results.  Based on the above factors, as of March 31, 2012, management concluded that the BioM Investment was not impaired. This determination requires significant estimates and judgment by management.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Condensed Financial Information

The following condensed financial information was derived from the audited financial statements for BioMimetix as of March 31, 2012 and for the period from April 26, 2011 (Inception) through March 31, 2012.  These financial statements are contained in Exhibit 99.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

As of March 31, 2012

Cash	$1,186,688
Current and total assets	$1,211,688
Current and total liabilities	$26,395

For the period from April 26, 2011 (Inception) to March 31, 2012

Revenue	$-
Loss from continuing operations (1)	$(2,215,323)
Net loss and net loss attributable to investee	$(2,212,097)

(1)	Includes non-cash charges of approximately $1,697,000

NOTE 6 – INCOME TAXES

As of March 31, 2012, we had net operating loss carryforwards available to offset future federal income tax of approximately $7.9 million.  These carryforwards expire between the fiscal years ended March 31, 2027 through 2032.  Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances.  Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

Deferred tax assets, all of which were long-term, were comprised of the following:

	March 31,
	2012	2011

Net operating loss carryforwards	$2,947,175	$2,319,432
Share-based compensation	6,382,569	5,307,287
Equity loss from investment in related party	230,346	-
Research and development tax credit	73,533	-
Other	14,086	-

Valuation allowance	(9,647,709)	(7,626,719)

Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2012	2011

Income tax benefit computed at federal statutory rate	$(1,834,467)	$(2,796,662)

Charge for modification to warrants issued to outside parties	52,239	-
State income taxes, net of federal benefit	(164,875)	(251,699)
Research and development tax credit	(73,533)	-
Other	(354)	7,613
Change in valuation allowance	2,020,990	3,040,748

Income tax benefit	$-	$-

As of March 31, 2012 and 2011, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as interest expense and penalties are recognized as a component of “general and administrative expenses” in the accompanying consolidated statements of operations.  For the years ended March 31, 2012 and 2011, we recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

We did not grant any warrants to employees, consultants or directors during the years ended March 31, 2012 and 2011.

On February 23, 2011, we granted 450,000 restricted stock units (“RSUs”) to certain of our executive officers. We valued the RSUs based on the closing price of our common stock as quoted on the Over the Counter Bulletin Board on the grant date, which was $3.75 per share. The total value of the RSUs granted was $1,687,500.  These RSUs vest on a graded vesting basis over three years beginning March 1, 2012 and ending March 1, 2014.

Share-based compensation recorded related to warrants and RSUs for the years ended March 31, 2012 and 2011 was as follows:

	2012	2011

Employees and directors	$2,916,904	$4,346,675
Outside consultants	-	2,119,760

	$2,916,904	$6,466,435

The weighted average grant date fair value of RSUs granted for the year ended March 31, 2011 was $3.75 per share.

As of March 31, 2012, there was $3.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.2 years.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2011	3,243,000	$1.80
Granted	-	-
Exercised	-	-
Forfeited/expired/cancelled	(25,000)	-

Outstanding at March 31, 2012	3,218,000	$1.98	3.6	$1,055,000

Vested and exercisable at March 31, 2012	2,988,000	$1.90	3.6	$1,055,000

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements

A summary of investor warrant activity for the year ended March 31, 2012 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2011	7,379,992
Granted	3,311,311
Exercised	-
Forfeited/expired	-

Outstanding, vested and exercisable at March 31, 2012	10,691,303

A summary of investor warrants outstanding as of March 31, 2012 is listed below, all of which are immediately exercisable.

Exercise Price	Number of Warrants

$0.50	3,890,000
$1.00	1,877,500
$1.50	273,411
$2.00	3,832,160
$2.50	74,116
$3.00	650,000
$3.75	94,116

10,691,303