Form 10-Q
period 2012-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2012-08-14
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ]  No [X]

The number of shares outstanding of the registrant’s common stock as of July 31, 2012 was 32,018,554.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

PART I: FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – June 30, 2012 and March 31, 2012 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended June 30, 2012 and 2011, and February 28, 2006 (Inception) to June 30, 2012 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity – As of and for the three months ended June 30, 2012 (unaudited)	4

	Consolidated Statements of Cash Flows – For the three months ended June 30, 2012 and 2011, and February 28, 2006 (Inception) to June 30, 2012 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	16

PART II: OTHER INFORMATION

Part I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2012,	March 31, 2012
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,122,783	$133,120
Other current assets	49,357	31,641
Total current assets	1,172,140	164,761

Equity investment in related party	853,206	1,378,450
Debt issuance costs, net	231,106	-
Intangible assets, net	40,548	41,386
Total long-term assets	1,124,860	1,419,836

TOTAL ASSETS	$2,297,000	$1,584,597

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$55,915	$88,715
Accrued research and development costs	11,930	11,930
Accrued liabilities	66,687	73,250
Amount due under settlement agreement	-	100,223
Amounts due to related party	3,750	3,750
Total current liabilities	138,282	277,868

Senior Secured Convertible Promissory Notes, net of discount of $752,839	309,661	-
Accrued interest	7,945	-
Derivative Liability	297,607	-
Total long-term liabilities	615,213	-

Total liabilities	753,495	277,868

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,554 and 32,018,396 shares issued and outstanding, respectively	32,018	32,018
Additional paid-in capital	39,203,436	37,835,040
Deficit accumulated during the development stage	(37,691,949)	(36,560,329)
Total stockholders’ equity	1,543,505	1,306,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$2,297,000	$1,584,597

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) to June 30, 2012
	2012	2011

Operating expenses:
General and administrative (including share-based compensation of $876,307, $919,803 and $18,120,762, respectively)	$1,120,440	$1,316,200	$23,341,212
Research and development	22,278	192,132	2,130,663
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	1,142,718	1,508,332	31,851,095

Loss from operations	(1,142,718)	(1,508,332)	(31,851,095)

Non-operating income (expenses):
Equity loss from investment in related party	(209,265)	-	(830,815)
Gain on sale of equity investment interest in related party	184,021	-	184,021
Change in estimated fair value in derivative liability	57,338	-	57,338
Interest income	318	678	13,358
Interest expense	(7,945)	-	(71,030)
Amortization of debt discount and debt issuance costs	(13,369)	-	(69,494)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	-	-	(2,772,645)
Total non-operating income (expenses)	11,098	678	(5,840,854)

Net loss	$(1,131,620)	$(1,507,654)	$(37,691,949)

Basic and diluted net loss per share	$(0.04)	$(0.05)

Weighted average shares outstanding – basic and diluted	32,018,538	29,563,945

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2012	-	$-	32,018,396	$32,018	$37,835,040	$(36,560,329)	$1,306,729
Debt discount on convertible notes sold in private placement offering (May and June 2012)					404,660		404,660
Common stock warrants issued to placement agent in private placement offering (May and June 2012 at estimated weighted average fair value of $0.41 per share)					87,429		87,429
Share-based compensation					876,307		876,307
Common stock purchase warrants exercised cashless (April 2012 at exercise price of $1.50 per share)			158	-	-		-
Net loss						(1,131,620)	(1,131,620)

Balances at June 30, 2012 (unaudited)	-	$-	32,018,554	$32,018	$39,203,436	$(37,691,949)	$1,543,505

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) to June 30, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,131,620)	$(1,507,654)	$(37,691,949)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	209,265	-	830,815
Gain on sale of equity investment interest in related party	(184,021)	-	(184,021)
Change in estimated fair value in derivative liability	(57,338)	-	(57,338)
Share-based compensation	876,307	919,803	18,120,762
Amortization of debt discount and debt issuance costs	13,369	-	69,494
Depreciation and amortization of intangibles	838	1,321	44,329
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charges for modifications to warrants	-	-	2,772,645
Other noncash charges	-	-	22,184
Changes in operating assets and liabilities:
Other current assets	(17,716)	4,404	(51,456)
Accounts payable	(32,800)	139,584	262,092
Accrued liabilities	1,382	(40,342)	(237,192)
Accrued research and development costs	-	51,910	11,930
Amount due under sponsored research agreement	(100,223)	140,223	-
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(422,557)	(290,751)	(7,174,266)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment in related party	-	-	(2,000,000)
Cash proceeds from sale of investment in related party	500,000	-	500,000
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	500,000	-	(1,531,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes and warrants	912,220	-	912,220
Proceeds from the sale of common stock and warrants	-	3,178,114	7,729,815
Proceeds from the sale of notes payable to related party	-	-	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	-	-	236,088
Net cash provided by financing activities	912,220	3,178, 114	9,828,123

Net increase in cash and cash equivalents	989,663	2,887,363	1,122,783
Cash and cash equivalents at beginning of period	133,120	301,765	-
Cash and cash equivalents at end of period	$1,122,783	$3,189,128	$1,122,783

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, Alpha 1-antitrypsin (“AAT”) also referred to as “plasma-derived AAT.” Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these through royalty agreements with existing AAT manufacturers. Our initial markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes”).

We are the licensee of patents and patent applications related to methods of use for plasma-derived AAT.  We currently hold three licenses with the Regents of the University of Colorado (“RUC”) in the areas of treatments for: diabetes, graft rejection and cellular transplantation, bacterial disorders and viral disorders.  We also hold a fourth license to an issued patent for the treatment of diabetes with a privately-held company, Bio Holding, Inc. To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research agreements (“SRAs”) related to evaluating the therapeutic effects of plasma-derived AAT on bacterial disorders, viral disorders and diabetes, and developing several synthetic fusion proteins involving AAT and the Fc component of immunoglobulin (“Fc-AAT”), and funding a human clinical trial using plasma-derived AAT to evaluate its therapeutic effects in the treatment of Type 1 diabetics.

Omni also owns a 21% equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”), a related party, which is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011. BioMimetix intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy.

Basis of Presentation

The accompanying unaudited consolidated financial statements are comprised of Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc., and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (the “2012 Form 10-K”).  The balances as of March 31, 2012 are derived from our audited consolidated financial statements.

Except as the context otherwise requires, the terms “Company,” “we,” “our” or “us” means Omni and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts.  As of June 30, 2012, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of June 30, 2012, we had a deficit accumulated from inception of $37.7 million, which included total non-cash charges from inception of approximately $29.7 million.  These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – FINANCING TRANSACTIONS

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for a cash payment of $500,000, or $8.00 per share.

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit is comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share and a warrant (the “2012 Warrants”) that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the purchase of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, we raised net proceeds of approximately $912,000.  The 2012 Private Placement offering period terminated on July 31, 2012.

The Convertible Notes have a three-year term from the date of issuance and are convertible any time during this term at the option of the note holder (“Note Holder’).  The Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $1.00 per share on the earlier of their conversion date or maturity date.  We may prepay the Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days written notice.  If at any time within 18 months following the final closing of the 2012 Private Placement (the “Final Closing”), we raise certain additional capital (“New Financing”) in excess of $1.0 million at a price that is lower than the Conversion Price (the “Subsequent Private Placement Price”), the Conversion Price will be reset to the Subsequent Private Placement Price.  Excluded from New Financing are cash proceeds raised from the exercise of the our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share and the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation.  The Convertible Notes are secured by shares we own of BioMimetix’s common stock (“BioMimetix Stock”).  For each dollar invested, the Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock owned by us (the “Collateral Shares”). The Collateral Shares are pledged to an outside agent for the benefit of the Note Holders.  The Collateral Shares will be the sole and only recourse upon a default by us of our obligations under the Convertible Notes and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

GVC Capital LLC (“GVC Capital”), a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC, as the placement agent, warrants (the “PA Warrants”) to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

The ability of the Note Holder to exercise the 2012 Warrants is not contingent upon the conversion of the Convertible Notes and, accordingly, we determined that the 2012 Warrants were “detachable” from the Convertible Notes.  The estimated fair value of the Convertible Notes was calculated based on the closing stock price of our common stock on the date of issuance multiplied by the equivalent conversion shares of the respective issuance.  The estimated fair value of the 2012 Warrants was calculated on the date of issuance using the Black-Scholes model.  We allocated the proceeds from the 2012 Private Placement to the Convertible Notes and the 2012 Warrants based on their relative fair values. The relative fair value assigned to the 2012 Warrants was recorded as a debt discount and credited to additional paid-in capital.  This discount is amortized over the life of the Convertible Notes.

We concluded that the conversion price of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value.  We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes model.  The difference between the value assigned to the Convertible Notes (as calculated above along with the 2012 Warrants) and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes.  The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount.  This discount is amortized over the life of the Convertible Notes. As a derivative liability, the Conversion Feature was revalued as of June 30, 2012 using the Black-Scholes model.  The difference in the estimated fair value of the Conversion Feature as originally recorded and as revalued as of June 30, 2012 of $57,338 was recognized as other income for the three months ended June 30, 2012.

Costs incurred in the 2012 Private Placement included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes.  The estimated fair value of the PA Warrants was calculated using the Black-Scholes model.

NOTE 3 – CONTRACTUAL COMMITMENTS

In June 2012, we paid $100,000 to RUC in full settlement of amounts owed under an SRA covering studies of AAT as an inhibitor of influenza.

During the fiscal year ended March 31, 2012, we commenced research and development work in Fc-AAT and paid RUC $105,000 under an SRA (the “Fc-AAT SRA”).  In July 2012, we executed an amendment to the Fc-AAT SRA and agreed to pay $157,500 for the period covering from April 1, 2012 through December 31, 2012.  In July 2012, we made a payment of $105,000 and the remaining balance of $52,500 is due on or before September 15, 2012.  We are under no obligation for any work performed beyond December 31, 2012.  Subject to raising additional capital, we would expect to execute an additional amendment to the Fc-AAT to cover funding for future periods of up to two years.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

In July 2012, as part of negotiations on a license agreement (the “Fc-AAT” License) with RUC covering Fc-AAT patent applications (“Fc-AAT IP”), RUC agreed to forgive all annual minimum royalty amounts due under a license agreement covering certain bacterial disorders.  This included $25,000 that was originally due in May 2011 and a second payment $25,000 scheduled to be due in May 2012.  As of June 30, 2012, we have no minimum royalties due under any of our license arrangements.

NOTE 4 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  As of June 30, 2012 potentially dilutive securities included 15.1 million common stock purchase warrants and 1.1 million shares issuable from conversion of the Convertible Notes.  As of June 30, 2011, potentially dilutive securities included approximately 13.7 million common stock purchase warrants.

NOTE 5 – INVESTMENT IN BIOMIMETIX

On July 15, 2011 for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant exercisable through July 15, 2012 (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant expired unexercised on July 15, 2012.

In May 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of BioMimetix Stock from us, representing 25% of our holdings, for cash of $500,000, or $8.00 per share.  We recognized a gain of $184,021 from the sale of the BioM Stock, which was calculated as the difference between the cash proceeds received and 25% of the carrying value of the BioM Investment on the date of the transaction.  As of June 30, 2012, we own 187,500 shares of BioMimetix’s Stock, of which 95,625 shares are pledged as Collateral Shares under the 2012 Private Placement.

Also in May 2012, BioMimetix sold 62,500 shares of BioMimetix Stock to an outside, accredited investor for cash of $500,000, or $8.00 per share.  We believe that these stock transactions represent the best estimate of fair value for BioMimetix’s share price and the BioM Investment.  We believe the sale of common stock to the outside investor also supports BioMimetix’s ability to continue its operations and raise additional capital in the near term, as the independent auditor’s report on its financial statements as of March 31, 2012 and the period from April 26, 2011 (Inception) to March 31, 2012 expresses substantial doubt as to the ability of BioMimetix to continue as a going concern.  If BioM is unable to raise additional funding in the near term and continue its operations, we would be required to fully impair the value of the BioM Investment, which would be a material charge to our operating results.  Based on the above factors, as of June 30, 2012, management concluded that the BioM Investment was not impaired. This determination requires significant estimates and judgment by management.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Condensed Financial Information

The following condensed financial information was derived from the unaudited financial statements for BioMimetix as of June 30, 2012 and for the three months ended June 30, 2012.

As of June 30, 2012

Cash	$653,000
Current and total assets	$653,000
Current and total liabilities	$48,800

For the Three Months Ended June 30, 2012

Revenue	$-
Loss from continuing operations (1)	$(857,938)
Net loss and net loss attributable to investee	$(857,396)

(1)	Includes non-cash charges related to share-based compensation of approximately $276,000.

NOTE 6 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date.  During the three months ended June 30, 2012, we recognized share-based compensation related to the grant of 9,999 common stock purchase warrants to scientific consultants.  These warrants vested and were exercisable immediately, have a five year life and were valued using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $2.10; exercise price of $2.10, expected term of warrant grant of five years, volatility of 100% and risk-free interest of 0.84%.  The estimated fair value ascribed to these warrants was $15,579, or $1.56 per share.

Share-based compensation related to warrants and restricted stock units recorded for the three months ended June 30, 2012 and 2011 was as follows:

	2012	2011

Employees and directors	$860,728	$919,803
Outside consultants	15,579	-

	$876,307	$919,803

As of June 30, 2012, there was approximately $2.6 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1 year.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2012	3,218,000	$1.98
Granted	9,999	$2.10
Exercised	-	-
Forfeited/expired/canceled	(60,000)	$1.05

Outstanding at June 30, 2012	3,167,999	$1.99	3.5	$13,000

Vested and exercisable at June 30, 2012	2,937,999	$1.91	3.4	$13,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix Pharmaceutical, Inc. (an equity investee)  to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk facts set forth in Part I. Item 1A “Risk Factors” of our 2012 Form 10-K.

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

Overview

We are a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, Alpha 1-antitrypsin (“AAT”) also referred to as “plasma-derived AAT.”  AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein.  AAT has a greater than 20-year safety record as an approved treatment for emphysema in AAT-deficient patients (a market that is currently estimated at $500 million).  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these through royalty agreements with existing AAT manufacturers. Our initial markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes").

We are the licensee of patents and patent applications related to methods of use for plasma-derived AAT.  We currently hold three licenses with RUC in the areas of treatments for: diabetes, graft rejection/ cellular transplantation, bacterial disorders and viral disorders.  We also hold a fourth license to an issued patent for the treatment of diabetes with a privately-held company, Bio Holding, Inc. To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund SRAs related to evaluating the therapeutic effects of plasma-derived AAT on bacterial disorders, viral disorders and diabetes, and developing several synthetic fusion proteins involving Fc-AAT, and funding a human clinical trial using plasma-derived AAT to evaluate its therapeutic effects in the treatment of Type 1 diabetics. We are currently in negotiations with RUC and Konkuk University in South Korea for an exclusive license to patent applications covering Fc-AAT.

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

Currently, we are evaluating various forms of Fc-AAT and will likely select one for further development.  Subject to raising sufficient capital, we intend to proceed with scale-up synthesis and safety and toxicity studies.  If successful in these efforts, we would file with the FDA for an “Investigational New Drug” (“IND”). Pursuit of an IND will require substantial additional capital.  If we choose to proceed with human clinical trials to test Fc-AAT and pursue a “New Drug Application” (“NDA”) pathway, substantial additional capital would be required, and we would most likely look to partner with a large pharmaceutical company for funding and management of the human clinical trial process.  An approved NDA for Fc-AAT could then be licensed to a large pharmaceutical company or directly marketed by us.  We would envision hiring or engaging additional experienced and qualified professionals to help guide Fc-AAT through the IND process, into human clinical applications and the NDA process.

Currently, we have filed one U.S. patent application (“Application 1”) and three U.S. provisional patent applications (“Provisional Applications”), one EP patent application (“EP Application”) and one PCT application (“PCT Application”) that focus on AAT fusion molecules and methods of use of these proteins (collectively the “Fc-AAT IP”).  A PCT application covers international patent agencies, including the U.S. The PCT application claims priority to Application 1.  Application 1 relates to an early generation Fc-AAT molecule and the Provisional Applications and PCT Application disclose improved and potentially more potent forms of Fc-AAT.  We can make no assurances that a patent will be issued for our Fc-AAT IP.  We are currently in negotiations with RUC and Konkuk University in South Korea for an exclusive license to the Provisional Application, the EP Application and the PCT Application. We have a license agreement in effect with RUC covering Application 1.

Results of Operations – For the Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

The following discussion relates to our operations for the three months ended June 30, 2012 (the “June 2012 quarter”) as compared to the three months ended June 30, 2011 (the “June 2011 quarter”).

General and administrative expenses - General and administrative expenses for the June 2012 quarter were $1,120,440, which included $876,307 of share-based compensation, as compared to $1,316,200 in the June 2011 quarter, which included $919,803 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Accordingly, excluding share-based compensation, general and administrative expenses in the June 2012 quarter were $244,133 as compared to $396,397 for the June 2011 quarter, a decrease of $152,264, or approximately 38%.  This decrease was primarily due to lower expenses in the June 2012 quarter in certain expense categories, most notably officer salaries of approximately $35,000; legal expenses of approximately $46,000; minimum royalties due under a license agreement of $50,000, of which $25,000 was originally due as of June 30, 2011 and subsequently discharged as of June 30, 2012; and financing costs of $21,000 incurred in the June 2011 quarter from an aborted financing transaction.

Research and development expenses – Research and development expenses for the June 2012 quarter were $22,278 as compared to $192,132 in the June 2011 quarter.  This decrease was primarily the result of the completion of the clinical trial in Type 1 diabetes in October 2011 and the termination of an SRA effective July 2011.  For the June 2012 quarter, our research and development expense was comprised of costs incurred under the Fc-AAT SRA.

Non-operating income (expenses) – Non-operating income for the June 2012 quarter increased $10,420 as compared to the June 2011 quarter.  For the June 2012 quarter, non-operating income was primarily comprised of a gain on sale of an equity interest in a related party of $184,021 and the change in estimated fair value of a derivative liability of $57,338.  For the June 2012 quarter,  non-operating expenses were primarily comprised of an equity loss from an investment in a related party of $209,265.  For the June 2011 quarter, non-operating income was comprised only of interest income of $678.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the current and expected contractual commitments due under research and development work for Fc-AAT.  As of June 30, 2012, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research development efforts.  As of June 30, 2012, we had a deficit accumulated from inception of approximately $37.7 million, which included total non-cash charges from inception of approximately $29.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern.  Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recent Financings

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000, or $8.00 per share.

In May 2012, we commenced the sale of Units in the 2012 Private Placement at a purchase price of $1.00 per Unit.  Each Unit is comprised of a Convertible Note with a principal amount of $1.00 that is convertible into one share of our Common Stock at a price of $1.00 per share and a 2012 Warrant that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the purchase of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, we raised net proceeds of approximately $912,000.  The 2012 Private Placement offering period terminated on July 31, 2012.

The Convertible Notes have a three-year term from the date of issuance and are convertible any time during this term at the option of the Note Holder.  The Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $1.00 per share on the earlier of their conversion date or maturity date.  We may prepay the Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days written notice.  If at any time within 18 months following the Final Closing of the 2012 Private Placement, we raise New Financing in excess of $1.0 million at a price that is lower than the Conversion Price, the Conversion Price will be reset to the lower price.  Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share and the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation.  The Convertible Notes are secured by shares we own of BioMimetix Stock.  For each dollar invested, the Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock owned by us (the “Collateral Shares”). The Collateral Shares are pledged to an outside agent for the benefit of the Note Holders.  The Collateral Shares are the sole and only recourse upon a default by us of our obligations under the Convertible Notes and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

GVC Capital, a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC, as the placement agent, the PA Warrants to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants will expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents.  Our cash and cash equivalents at June 30, 2012, March 31, 2012 and June 30, 2011 were approximately $1.1 million, $0.1 million and $3.2 million, respectively.

Cash Flows from Operating Activities

For the June 2012 quarter, net cash used in operation was $422,557.  The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $244,133, research and development expenses of $22,278, the final payment of $100,000 under the settlement agreement for an SRA related to viral disorders and a reduction in accounts payable of $32,800 as a result of paying-off certain past due obligations due to our cash position as of March 31, 2012.

For the June 2011 quarter, net cash used in operations was $290,751.  The primary use of cash from operations was general and administrative expenses excluding share-based compensation, which totaled $396,397 and research and development expenses of $192,132.  For this same period, the primary sources of cash from operations were a net increase in accounts payable of $139,584, as a result of our cash constraints during the June 2011 quarter and a decrease in the accrual recorded as of June 30, 2011 in the amount of $140,223 related to the termination of an SRA.

Cash Flows from Investing Activities

For the June 2012 quarter, we generated $500,000 of cash from the sale of 62,500 shares of BioMimetix Stock to BioMimetix.  For the June 2011 quarter, we did not generate or expend cash from investing activities.

Cash Flows from Financing Activities

For the June 2012 quarter, we generated $912,220 of net cash from financing activities from the 2012 Private Placement.  This amount was net of offering costs of approximately $150,000.

For the June 2011 quarter, we generated $3,178,114 of net cash from financing activities from a private placement equity offering. This amount was net of offering costs of approximately $319,000.

Anticipated Cash Commitments

As of June 30, 2012, we have cash and cash equivalents on hand of approximately $1.1 million, which we expect will allows us to operate through December 31, 2012 based on current operating levels and anticipated research and development commitments.  We will need to raise additional capital to carry out our business plan and to operate beyond that period.  The 2012 Private Placement offering period terminated on July 31, 2012 and we anticipate commencing new fund raising in the near term. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern.  There can be no assurance that additional capital will be available to us on acceptable terms or at all.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP.  Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2012 Form 10-K.  The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation; research and development cost; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants and derivatives.

The accounting for the 2012 Private Placement involved the valuation of the Convertible Notes and the 2012 Warrants based on fair values as calculated using estimates of relative fair values, which included valuations using the Black-Scholes model.  We concluded that the Conversion Feature of the Convertible Notes should be accounted for as a derivative liability that must be revalued at the end of each reporting period.  The initial valuation, classification and subsequent accounting of these transactions required significant estimates and judgment by management.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2012, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2012, we granted 9,999 common stock purchase warrants exercisable at $2.10 per share to scientific consultants in exchange for services rendered to us.  The warrants vested and were exercisable immediately and have a five year life.  We issued the warrants pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Item 5.  Other Information.

In July 2012, we executed an amendment to a sponsored research agreement related to Fc-AAT (the “Amendment”) and agreed to pay $157,500 for the period covering from April 1, 2012 through December 31, 2012.  In July 2012, we made a payment of $105,000 and the remaining balance of $52,500 is due on or before September 15, 2012.  We are under no obligation for any work performed beyond December 31, 2012.  The Amendment related to the original sponsored research agreement covering Fc-AAT that was executed in March 2012.

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

10.1	Subscription Agreement and Letter of Investment Intent for the 2012 Private Placement

10.2	Form of Senior Secured Convertible Promissory Note for the 2012 Private Placement

10.3	Pledge and Security Agreement for the 2012 Private Placement

10.4	Form of Investor Warrant for the 2012 Private Placement

10.5	Form of Placement Agent Warrant exercisable at $1.00 per share for the 2012 Private Placement

10.6	Form of Placement Agent Warrant exercisable at $1.50 per share for the 2012 Private Placement

10.7	Amendment to Sponsored Research Agreement, dated July 10, 2012, between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado

10.8
Stock Purchase Agreement, dated May 9, 2012, between BioMimetix Pharmaceutical, Inc. and the Company (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed on May 10, 2012)

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

OMNI BIO PHARMACEUTICAL, INC.

August 14, 2012	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)