Form 10-Q
period 2012-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2012-11-14
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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
Yes [ ]  No [X]

The number of shares outstanding of the registrant’s common stock as of October 31, 2012 was 32,018,554.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

		Page
PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements.

	Consolidated Balance Sheets – September 30, 2012 and March 31, 2012 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended September 30, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Operations – For the six months ended September 30, 2012 and 2011, and February 28, 2006 (Inception) to September 30, 2012 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – As of and for the six months ended September 30, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows – For the six months ended September 30, 2012 and 2011, and February 28, 2006 (Inception) to September 30, 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

Item 4.	Controls and Procedures.	19

PART II: OTHER INFORMATION		19

Item 1.	Legal Proceedings.	20

Item 6.	Exhibits.	21

Signatures

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS	September 30, 2012,	March 31, 2012
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$680,709	$133,120
Other current assets	74,165	31,641
Total current assets	754,874	164,761

Equity investment in related party	715,148	1,378,450
Debt issuance costs, net	211,297	-
Intangible assets, net	39,709	41,386
Total long-term assets	966,154	1,419,836

TOTAL ASSETS	$1,721,028	$1,584,597

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$14,204	$88,715
Accrued research and development costs	11,930	11,930
Accrued liabilities	60,875	73,250
Amount due under settlement agreement	-	100,223
Amounts due to related party	3,750	3,750
Total current liabilities	90,759	277,868

Senior secured convertible promissory notes, net of discount of $719,232	343,268	-
Accrued interest	34,726	-
Derivative liability	178,239	-
Total long-term liabilities	556,233	-

Total liabilities	646,992	277,868

Commitments and Contingencies (Notes 1, 3 and 6)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,554 and 32,018,396 shares issued and outstanding, respectively	32,018	32,018
Additional paid-in capital	40,064,164	37,835,040
Deficit accumulated during the development stage	(39,022,146)	(36,560,329)
Total stockholders’ equity	1,074,036	1,306,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,721,028	$1,584,597

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended September 30,
	2012	2011

Operating expenses:
General and administrative (including share-based compensation of $860,728 and $919,803, respectively)	$1,104,308	$1,271,348
Research and development	127,500	63,743
Total operating expenses	1,231,808	1,335,091

Loss from operations	(1,231,808)	(1,335,091)

Non-operating income (expenses):
Equity loss from investment in related party	(138,058)	(335,928)
Change in estimated fair value in derivative liability	119,368	-
Interest income	498	970
Interest expense	(26,781)	-
Amortization of debt discount and debt issuance costs	(53,416)	-
Charges for modifications to warrants	-	(140,959)
Total non-operating income (expenses)	(98,389)	(475,917)

Net loss	$(1,330,197)	$(1,811,008)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted average shares outstanding – basic and diluted	32,018,554	31,920,918

The accompanying notes are an integral part of these consolidated financial statements

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) to September 30, 2012
	2012	2011

Operating expenses:
General and administrative (including share-based compensation of $1,737,035, $1,839,606 and $18,981,490, respectively)	$2,224,748	$2,587,548	$24,445,520
Research and development	149,778	255,875	2,258,163
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	2,374,526	2,843,423	33,082,903

Loss from operations	(2,374,526)	(2,843,423)	(33,082,903)

Non-operating income (expenses):
Equity loss from investment in related party	(347,323)	(335,928)	(968,873)
Gain on sale of equity investment interest in related party	184,021	-	184,021
Change in estimated fair value in derivative liability	176,706	-	176,706
Interest income	816	1,648	13,856
Interest expense	(34,726)	-	(97,811)
Amortization of debt discount and debt issuance costs	(66,785)	-	(122,910)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	-	(140,959)	(2,772,645)
Total non-operating income (expenses)	(87,291)	(475,239)	(5,939,243)

Net loss	$(2,461,817)	$(3,318,662)	$(39,022,146)

Basic and diluted net loss per share	$(0.08)	$(0.11)

Weighted average shares outstanding – basic and diluted	32,018,546	30,748,871

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2012	-	$-	32,018,396	$32,018	$37,835,040	$(36,560,329)	$1,306,729
Debt discount on convertible notes sold in private placement offering (May and June 2012)					404,660		404,660
Common stock warrants issued to placement agent in private placement offering (May and June 2012 at estimated weighted average fair value of $0.41 per share)					87,429		87,429
Share-based compensation					1,737,035		1,737,035
Common stock purchase warrants exercised cashless (April 2012 at exercise price of $1.50 per share)			158	-	-		-
Net loss						(2,461,817)	(2,461,817)

Balances at September 30, 2012 (unaudited)	-	$-	32,018,554	$32,018	$40,064,164	$(39,022,146)	$1,074,036

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) to September 30, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,461,817)	$(3,318,662)	$(39,022,146)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	347,323	335,928	968,873
Gain on sale of equity investment interest in related party	(184,021)	-	(184,021)
Change in estimated fair value in derivative liability	(176,706)	-	(176,706)
Share-based compensation	1,737,035	1,839,606	18,981,490
Amortization of debt discount and debt issuance costs	66,785	-	122,910
Depreciation and amortization of intangibles	1,677	2,642	45,168
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charges for modifications to warrants	-	140,959	2,772,645
Other noncash charges	-	-	22,184
Changes in operating assets and liabilities:
Other current assets	(42,524)	(7,417)	(76,264)
Accounts payable	(74,511)	34,191	220,381
Accrued liabilities	22,351	(60,250)	(216,223)
Accrued research and development costs	-	85,653	11,930
Amount due under sponsored research agreement	(100,223)	140,223	-
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(864,631)	(807,127)	(7,616,340)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment in related party	-	(2,000,000)	(2,000,000)
Cash proceeds from sale of investment in related party	500,000	-	500,000
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	-	-	(35,401)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	500,000	(2,000,000)	(1,531,074)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes and warrants	912,220	-	912,220
Proceeds from the sale of common stock and warrants	-	3,443,870	7,729,815
Proceeds from the sale of notes payable to related party	-	-	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	-	-	236,088
Net cash provided by financing activities	912,220	3,443,870	9,828,123

Net increase in cash and cash equivalents	547,589	636,743	680,709
Cash and cash equivalents at beginning of period	133,120	301,765	-
Cash and cash equivalents at end of period	$680,709	$938,508	$680,709

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

Omni Bio Pharmaceutical, Inc. (“Omni” or “we”) is a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, Alpha 1-antitrypsin (“AAT”) also referred to as “plasma-derived AAT.” Omni’s initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these with existing AAT manufacturers. Omni’s initial, targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes”).

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

On September 26, 2012, we executed an exclusive license agreement (the “Fc-AAT License”) with RUC for one international patent application and four United States provisional patent applications (the “Fc-AAT Patent Applications”) that focus on AAT fusion molecules and methods of use of these molecules.

Omni also owns a non-controlling equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”), a related party, which is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011. BioMimetix intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy.

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts.  As of September 30, 2012, we had $680,709 of cash and cash equivalents on hand, and we remain a development stage company, with a primary focus continuing to be raising capital to fund current operations and research and development efforts on Fc-AAT. As of September 30, 2012, we had a deficit accumulated from inception of $39.0 million, which included total non-cash charges from inception of approximately $30.6 million.  These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit was comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share, and a warrant (the “2012 Warrants”) to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, we raised net proceeds of approximately $912,000.  The 2012 Private Placement offering period terminated on July 31, 2012.

The Convertible Notes have a three-year term from the date of issuance and are convertible any time during this term at the option of the note holder (the “Note Holder”).  The Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $1.00 per share on the earlier of their conversion date or maturity date.  We may prepay the Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days’ written notice.  If at any time within 18 months following the final closing of the 2012 Private Placement (the “Final Closing”), we raise certain additional capital (“New Financing”) in excess of $1.0 million at a price that is lower than the Conversion Price (the “Subsequent Private Placement Price”), the Conversion Price will be reset to the Subsequent Private Placement Price.  Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation.  The Convertible Notes are secured by 95,625 shares of BioMimetix’s common stock, which we own (“BioMimetix Stock”).  For each dollar invested, the Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock (the “Collateral Shares”). The Collateral Shares will be the sole and only recourse upon a default by us of our obligations under the Convertible Notes and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

GVC Capital LLC (“GVC Capital”), a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC for services rendered, as the placement agent, warrants (the “PA Warrants”) to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

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

We concluded that the conversion price of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value.  We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes model.  The difference between the value assigned to the Convertible Notes (as calculated above along with the 2012 Warrants) and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes.  The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount.  This discount is amortized over the life of the Convertible Notes. As a derivative liability, the Conversion Feature was revalued as of September 30, 2012 using the Black-Scholes model.

Costs incurred in the 2012 Private Placement included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses, and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes.  The estimated fair value of the PA Warrants was calculated using the Black-Scholes model.

NOTE 3 – CONTRACTUAL COMMITMENTS

During the fiscal year ended March 31, 2012, we commenced research and development work in Fc-AAT and paid RUC $105,000 under an SRA (the “Fc-AAT SRA”).  In July 2012, we executed an amendment to the Fc-AAT SRA and agreed to pay $157,500 for the period covering from April 1, 2012 through December 31, 2012.  As of October 10, 2012, we have made all payments due under the Fc-AAT SRA and are under no obligation for any work performed beyond December 31, 2012.  Subject to raising additional capital, we expect to execute an additional amendment to the Fc-AAT SRA to cover funding for future periods of up to two years.

In July 2012, as part of negotiations on the Fc-AAT License with RUC, RUC agreed to forgive all annual minimum royalty amounts due under a license agreement covering certain bacterial disorders.  This included $25,000 that was originally due in May 2011 and a second payment of $25,000 due in May 2012.

As consideration for the Fc-AAT License that was executed in September 2012, we were obligated to pay a license fee plus certain patent prosecution costs in the amount of $31,174, which were paid in October 2012.  In addition, we are obligated to fund all patent prosecution costs for the Fc-AAT Patent Applications and pay an annual minimum royalty of $15,000, due on September 30, 2013 and on September 30 of each year thereafter.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  As of September 30, 2012, potentially dilutive securities included 15.1 million common stock purchase warrants and 1.1 million shares issuable from conversion of the Convertible Notes.  As of September 30, 2011, potentially dilutive securities included approximately 13.9 million common stock purchase warrants.

NOTE 5 – INVESTMENT IN BIOMIMETIX

On July 15, 2011, for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant exercisable through July 15, 2012 (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant expired unexercised on July 15, 2012.

In May 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of BioMimetix Stock from us, representing 25% of our holdings, for cash of $500,000, or $8.00 per share.  During the six months ended September 30, 2012, we recognized a gain of $184,021 from the sale of the BioM Stock, which was calculated as the difference between the cash proceeds received and 25% of the carrying value of the BioM Investment on the date of the transaction.  As of September 30, 2012, we own 187,500 shares of BioMimetix’s Stock, of which 95,625 shares are pledged as Collateral Shares under the 2012 Private Placement.

Also in May 2012, BioMimetix sold 62,500 shares of BioMimetix Stock to an outside, accredited investor for cash of $500,000, or $8.00 per share.  We believe that these stock transactions represent the best estimate of fair value for BioMimetix’s share price and the BioM Investment.  We believe the sale of BioMimetix Stock to the outside investor also supports BioMimetix’s ability to continue its operations and raise additional capital in the near term, as the independent auditor’s report on its financial statements as of March 31, 2012 and the period from April 26, 2011 (Inception) to March 31, 2012 expresses substantial doubt as to the ability of BioMimetix to continue as a going concern.  If BioMimetix is unable to raise additional funding in the near term and continue its operations, we would be required to fully impair the value of the BioM Investment, which would be a material charge to our operating results.  Based on the above factors, as of September 30, 2012, management concluded that the BioM Investment was not impaired. This determination requires significant estimates and judgment by management.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Condensed Financial Information

The following condensed financial information was derived from the unaudited financial statements for BioMimetix as of and for the six months ended September 30, 2012.

As of September 30, 2012

Cash	$319,000
Current and total assets	$319,000
Current and total liabilities	$93,000

For the Six Months Ended September 30, 2012

Revenue	$-
Loss from continuing operations (1)	$(1,513,000)
Net loss and net loss attributable to investee	$(1,513,000)

(1)	Includes non-cash charges related to share-based compensation of approximately $553,000.

NOTE 6 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date.  During the six months ended September 30, 2012, we recognized share-based compensation related to the grant of 9,999 common stock purchase warrants to certain scientific consultants.  These warrants vested and were exercisable immediately, have a five year life and were valued using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $2.10, exercise price of $2.10, expected term of warrant grant of five years, volatility of 100% and risk-free interest of 0.84%.  The estimated fair value ascribed to these warrants was $15,579, or $1.56 per share.

Share-based compensation related to warrants and restricted stock units recorded for the three and six months ended September 30, 2012 and 2011 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011

Employees and directors	$860,728	$919,803	$1,721,456	$1,839,606
Outside consultants	-	-	15,579	-

	$860,728	$919,803	$1,737,035	$1,839,606

As of September 30, 2012, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 0.9 years.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the six months ended September 30, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2012	3,218,000	$1.98
Granted	9,999	$2.10
Exercised	-	-
Forfeited/expired/canceled	(60,000)	$1.05

Outstanding at September 30, 2012	3,167,999	$1.99	3.2	$-

Vested and exercisable at September 30, 2012	3,017,999	$1.94	3.2	$-

NOTE 7 – SUBSEQUENT EVENTS

Effective October 1, 2012, we executed an agreement with James Crapo, our former Chief Executive Officer, to provide consulting services to us in our Fc-AAT development program (the “Crapo Agreement”). In exchange for his services over the six month term of the Crapo Agreement, he will receive cash compensation of $7,500 per month, the partial payment by us of a premium for an insurance policy on Dr. Crapo’s behalf and warrants to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share. The warrants vest in two tranches, 250,000 on October 1, 2012 and 250,000 on March 31, 2013, assuming Dr. Crapo remains engaged with us as of that date. The Crapo Agreement is cancellable by either us or Dr. Crapo upon 30 days’ written notice.

On October 1, 2012, we granted to Robert Ogden, our Chief Financial Officer, warrants to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share.  The warrants have a seven year life and fifty percent (50%) of the warrants vested and became exercisable on October 1, 2012.  The remaining warrants vest and become exercisable in three equal annual installments on October 1, 2013, October 1, 2014 and October 1, 2015, provided that Mr. Ogden remains in continuous service with the Company as of each vesting date.

On October 1, 2012, we granted to Charles Dinarello, our Chief Scientific Officer, warrants to purchase 843,000 shares of the Company’s common stock at an exercise price of $0.35 per share.  The warrants have a seven year life and fifty percent (50%) of the warrants vested and became exercisable on October 1, 2012.  The remaining warrants are performance-based and vest and become exercisable upon the Company achieving certain milestones.

On October 1, 2012, we granted to certain scientific consultants warrants to purchase an aggregate of 1,157,000 shares of the Company’s common stock at an exercise price of $0.35 per share. The warrants have a seven year life and fifty percent (50%) of the warrants vested and became exercisable on October 1, 2012.  The remaining warrants are performance-based and vest and become exercisable upon the Company achieving certain milestones.

October 2012 Financing

On October 31, 2012 (the “Effective Date”), we completed a financing (the “October 2012 Financing”) and executed a Senior Secured Convertible Promissory Note (the “Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of Omni, for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “Conversion Price”).  As additional consideration, we issued to BOCO a warrant to purchase 600,000 shares of our common stock (the “Warrant”), which is exercisable at $1.50 per share through October 31, 2017.  After deducting offering expenses, net cash proceeds to us from the Note totaled approximately $535,000. The net proceeds of the Note will be used for general working capital purposes and research and development projects.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

The Note has a three-year term and is due October 31, 2015, and is convertible at any time during this term at the option of BOCO.  The Note bears interest at an annual rate of 10%, payable, in the sole discretion of Omni, in cash or in shares of our common stock at the rate of $1.00 per share, or a combination of both, on the earlier of the conversion date or the maturity date.  We may prepay the Note, in whole or in part, at any time upon 20 days’ written notice.  If at any time within 12 months following the Effective Date we raise additional capital (“New Financing”) in excess of $1.0 million at a price per share that is lower than the Conversion Price (the “Subsequent Conversion Price”), the Conversion Price will be reset to the Subsequent Conversion Price.  Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets and issuance of securities to our employees and directors as equity compensation.  The Note is secured by a pledge of 54,000 shares of BioMimetix Common Stock, owned by us.  The outstanding balance of any amount owing under this Note, which is not paid when due under the terms of this Note, shall bear interest at the rate of 15% per annum.

GVC Capital served as the placement agent for the October 2012 Financing and was paid a 10% commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC for services rendered, as the placement agent, warrants (the “October 2012 Warrants”) to purchase 10% of the total securities sold in the October 2012 Financing. One half of the October 2012 Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share, which resulted in the issuance of 60,000 October 2012 Warrants exercisable at $1.00 per share and 60,000 October 2012 Warrants exercisable at $1.50 per share.  The October 2012 Warrants expire on October 31, 2017 and carry a cashless exercise provision.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix (an equity investee) to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A “Risk Factors” of our 2012 Form 10-K.

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

Overview

We are a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, Alpha 1-antitrypsin (“AAT”) also referred to as “plasma-derived AAT.”  AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein.  AAT has a greater than 20-year safety record as an approved treatment for emphysema in AAT-deficient patients.  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for AAT and commercializing these with existing AAT manufacturers. Our initial, targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes”).

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

In the second half of 2011, we began to look at novel alternatives to create Fc-AAT and filed provisional patent applications for compositions, methods and uses for Fc-AAT.  We believe the successful characterization and development of Fc-AAT would afford us with a patentable composition that could be introduced into new markets.  In addition, if we are successful, we believe Fc-AAT would be less costly and require less time to manufacture than plasma-derived AAT, and preliminary studies indicate that it has higher potency in preliminary laboratory tests as compared to plasma-derived AAT.

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

On September 26, 2012, we executed an exclusive license agreement (the “Fc-AAT License”) with RUC for one international patent application and four United States provisional patent applications (the “Fc-AAT Patent Applications”) that focus on AAT fusion molecules and methods of use of these molecules.  As consideration for the Fc-AAT License, we were obligated to pay a license fee plus certain patent prosecution costs in the amount of $31,174, which were paid in October 2012.  In addition, we are obligated to fund all patent prosecution costs for the Fc-AAT Patent Applications and pay an annual minimum royalty of $15,000, due on September 30, 2013 and on September 30 of each year thereafter.

We also hold a license from RUC to a patent application for an “earlier version” of Fc-AAT.  We can make no assurances that a patent will be issued for the earlier version of Fc-AAT or for any of our Fc-AAT Patent Applications.

Results of Operations – For the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

The following discussion relates to our operations for the three months ended September 30, 2012 (the “September 2012 quarter”) as compared to the three months ended September 30, 2011 (the “September 2011 quarter”).

General and administrative expenses - General and administrative expenses for the September 2012 quarter were $1,104,308, which included $860,728 of share-based compensation, as compared to $1,271,348 in the September 2011 quarter, which included $919,803 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors.  Accordingly, excluding share-based compensation, general and administrative expenses in the September 2012 quarter were $243,580 as compared to $351,545 for the September 2011 quarter, a decrease of $107,965, or approximately 31%.  This decrease was primarily due to lower expenses in the September 2012 quarter in certain expense categories, most notably officer salaries of approximately $52,000 and legal expenses of approximately $48,000.

Research and development expenses – Research and development expenses for the September 2012 quarter were $127,500 as compared to $63,743 in the September 2011 quarter.  This increase was primarily the result of the expenses incurred under the Fc-AAT SRA, which was extended effective July 3, 2012 and required a $105,000 payment for work performed through September 30, 2012.  All research and development expense for the September 2012 quarter was comprised of work in the development of a new Fc-AAT compound.  For the September 2011 quarter, all research and development expense was comprised of costs incurred in a clinical trial in Type 1 diabetes.

Non-operating income (expenses) – Net non-operating expenses for the September 2012 quarter were $98,389 as compared to $475,917 for the September 2011 quarter, a decrease of $377,528. This decrease was primarily due to a decrease of $197,870 in the equity loss from BioMimetix, which had a net loss of $655,317 for the September 2012 quarter versus a net loss of $1,195,902 for the September 2011 quarter; the change in the estimated fair value of a derivative liability of $119,368, which was recognized as non-operating other income for the September 2012 quarter; and a decrease of $140,959 in a charge for a modification of an investor warrant that was recorded for the September 2011 quarter.  During the September 2012 quarter, we had increases in interest expense and debt discount amortization expense, in the aggregate amount of $80,197, related to the Convertible Notes that were issued in May and June 2012 as part of the 2012 Private Placement.

Results of Operations – For the Six Months Ended September 30, 2012 Compared to the Six Months Ended September 30, 2011

The following discussion relates to our operations for the six months ended September 30, 2012 (the “September 2012 period”) as compared to the six months ended September 30, 2011 (the “September 2011 period”).

General and administrative expenses - General and administrative expenses for the September 2012 period were $2,224,748, which included $1,737,035 of share-based compensation, as compared to $2,587,548 in the September  2011 period, which included $1,839,606 of share-based compensation.  As described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Excluding share-based compensation, general and administrative expenses in the September 2012 period were $487,713 as compared to $747,942 for the September 2012 period, a decrease of $260,229, or approximately 35%.  This decrease was primarily due to lower expenses in the September 2012 period in certain expense categories, most notably officer salaries of approximately $86,000; legal expenses of approximately $94,000; minimum royalties due under a license agreement of $50,000, of which $25,000 was originally due as of June 30, 2011 and subsequently discharged as of June 30, 2012; and financing costs of $21,000 incurred during the September 2011 period from an aborted financing transaction.

Research and development expenses – Research and development expenses for the September 2012 period were $149,778 as compared to $255,875 in the September 2011 period.  This decrease was primarily the result of the termination of an SRA in the area of viral disorders effective July 2011, which resulted in a charge for all amounts due under a settlement agreement of approximately $114,000 recorded during the September 2011 period.

Non-operating income (expenses) – Net non-operating expenses for the September 2012 period were $87,291 as compared to $475,239 for the September 2011 period, a decrease of $387,948. This decrease was primarily due to the change in the estimated fair value of a derivative liability of $176,706, which was recognized as non-operating other income for the September 2012 period; a gain on sale of an equity interest in a related party of $184,021 and a decrease of $140,959 in a charge for a modification of an investor warrant that was recorded for the September 2011 period.  During the September 2012 period, we had increases in interest expense and debt discount amortization expense, in the aggregate amount of $101,511, related to the Convertible Notes that were issued in May and June 2012 as part of the 2012 Private Placement.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the current and expected contractual commitments due under research and development work for Fc-AAT.  As of September 30, 2012, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts.  As of September 30, 2012, we had a deficit accumulated from inception of approximately $39.0 million, which included total non-cash charges from inception of approximately $30.6 million. These conditions raise substantial doubt as to our ability to continue as a going concern.  Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

May and June 2012 Financings

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000, or $8.00 per share.

In May 2012, we commenced the sale of Units in the 2012 Private Placement at a purchase price of $1.00 per Unit.  Each Unit was comprised of a Convertible Note with a principal amount of $1.00 that is convertible into one share of our Common Stock at a price of $1.00 per share, and a 2012 Warrant to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, we raised net cash proceeds of approximately $912,000.  The 2012 Private Placement offering period terminated on July 31, 2012.

The Convertible Notes have a three-year term from the date of issuance and are convertible any time during this term at the option of the Note Holder.  The Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $1.00 per share on the earlier of their conversion date or maturity date.  We may prepay the Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days’ written notice.  If at any time within 18 months following the Final Closing of the 2012 Private Placement, we raise New Financing in excess of $1.0 million at a price that is lower than the Conversion Price, the Conversion Price will be reset to the lower price.  Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation.  The Convertible Notes are secured by 95,625 shares of BioMimetix Stock, which we own.  For each dollar invested, the Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock (the “Collateral Shares”). The Collateral Shares are the sole and only recourse upon a default by us of our obligations under the Convertible Notes and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

GVC Capital, a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC for services rendered, as the placement agent, the PA Warrants to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants will expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

October 2012 Financing

On October 31, 2012 (the “Effective Date”), we completed a financing (the “October 2012 Financing”) and executed a Senior Secured Convertible Promissory Note (the “Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of Omni for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “Conversion Price”).  As additional consideration, we issued to BOCO a warrant to purchase 600,000 shares of our common stock (the “Warrant”), which is exercisable at $1.50 per share through October 31, 2017.  After deducting offering expenses, net cash proceeds to us from the Note totaled approximately $535,000. The net proceeds of the Note will be used for general working capital purposes and research and development projects.

The Note has a three-year term and is due October 31, 2015, and is convertible at any time during this term at the option of BOCO.  The Note bears interest at an annual rate of 10%, payable, in the sole discretion of Omni, in cash or in shares of our common stock at the rate of $1.00 per share, or a combination of both, on the earlier of the conversion date or the maturity date.  We may prepay the Note, in whole or in part, at any time upon 20 days’ written notice.  If at any time within 12 months following the Effective Date we raise additional capital (“New Financing”) in excess of $1.0 million at a price per share that is lower than the Conversion Price (the “Subsequent Conversion Price”), the Conversion Price will be reset to the Subsequent Conversion Price.  Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets and issuance of securities to our employees and directors as equity compensation.  The Note is secured by a pledge of 54,000 shares of BioMimetix Common Stock, owned by us.  The outstanding balance of any amount owing under this Note, which is not paid when due under the terms of this Note, shall bear interest at the rate of 15% per annum.

GVC Capital served as the placement agent for the October 2012 Financing and was paid a 10% commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC for services rendered, as the placement agent, warrants (the “October 2012 Warrants”) to purchase 10% of the total securities sold in the October 2012 Financing. One half of the October 2012 Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share, which resulted in the issuance of 60,000 October 2012 Warrants exercisable at $1.00 per share and 60,000 October 2012 Warrants exercisable at $1.50 per share.  The October 2012 Warrants expire on October 31, 2017 and carry a cashless exercise provision.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents.  Our cash and cash equivalents at September 30, 2012, March 31, 2012 and September 30, 2011 were approximately $681,000, $133,000 and $939,000, respectively.

Cash Flows from Operating Activities

For the September 2012 period, net cash used in operating activities was $864,631.  The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $487,713, research and development expenses of $149,778, the final payment of $100,000 under the settlement agreement for an SRA related to viral disorders and an increase in other current assets and a decrease in accounts payable in the aggregate of $117,000 based on the timing of payments as of the end of the September 2011 period.

For the September 2011 period, net cash used in operating activities was $807,127.  The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $747,942 and research and development expenses of $255,875.  For this same period, the primary source of cash from operations was an increase in the accrual recorded as of June 30, 2011 in the amount of $140,223 related to the termination of an SRA for viral disorders.

Cash Flows from Investing Activities

For the September 2012 period, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix Stock to BioMimetix.  For the September 2011 period, we used $2.0 million of cash from investing activities for the purchase of an equity investment in BioMimetix.

Cash Flows from Financing Activities

For the September 2012 period, we generated $912,220 of net cash from financing activities from the 2012 Private Placement.  This amount was net of offering costs of approximately $150,000.  For the September 2011 period, we generated $3,443,870 of net cash from financing activities from a private placement equity offering. This amount was net of offering costs of approximately $354,000.

Anticipated Cash Commitments

We expect our cash and cash equivalents on hand as of September 30, 2012 plus the cash raised from the recent financing in October 2012 will allow us to operate through the first quarter of calendar year 2013 based on current operating levels and anticipated research and development commitments.  We will need to raise additional capital to carry out our business plan and to operate beyond that period.  Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern.  There can be no assurance that additional capital will be available to us on acceptable terms or at all.

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

The accounting for the 2012 Private Placement involved the valuation of the Convertible Notes and the 2012 Warrants based on fair values as calculated using estimates of relative fair values, which included valuations using the Black-Scholes model.  We concluded that the Conversion Feature of the Convertible Notes met the definition of a derivative liability that is required to be revalued at the end of each reporting period.  The initial valuation, classification and subsequent accounting of these transactions required significant estimates and judgment by management.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2012, and our interim Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Exclusive License Agreement, dated September 26, 2012, between the Regents of the University of Colorado and Omni Bio Pharmaceutical, Inc. (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on October 2, 2012)

31.1	Certification of interim Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of interim Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

OMNI BIO PHARMACEUTICAL, INC.

November 14, 2012	By:	/s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)