Form 10-Q
period 2012-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2013-02-14
CIK 1389870

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012

or

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
Yes [ ]  No [X]

The number of shares outstanding of the registrant’s common stock as of January 31, 2013 was 32,018,554.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – December 31, 2012 and March 31, 2012 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended December 31, 2012 and 2011 (unaudited)	3

	Consolidated Statements of Operations – For the nine months ended December 31, 2012 and 2011, and February 28, 2006 (Inception) to December 31, 2012 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – As of and for the nine months ended December 31, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows – For the nine months ended December 31, 2012 and 2011, and February 28, 2006 (Inception) to December 31, 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	16

Item 4.	Controls and Procedures.	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.	22

Item 6.	Exhibits.	23

Signatures		24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	March 31, 2012
	(Unaudited)	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$788,790	$133,120
Other current assets	68,193	31,641
Total current assets	856,983	164,761

Equity investment in related party	512,232	1,378,450
Debt issuance costs, net	272,620	-
Intangible assets, net	70,024	41,386
Total long-term assets	854,876	1,419,836

TOTAL ASSETS	$1,711,859	$1,584,597

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$44,411	$88,715
Accrued liabilities	66,313	85,180
Amount due under settlement agreement	-	100,223
Amounts due to related party	3,750	3,750
Total current liabilities	114,474	277,868

Senior secured convertible promissory note, related party, net of discount of $254,865	345,135	-
Senior secured convertible promissory notes, net of discount of $681,848	380,652	-
Accrued interest, including $10,192 to a related party	71,990	-
Derivative liability, related party	107,618	-
Derivative liability	177,536	-
Total liabilities	1,197,405	277,868

Commitments and Contingencies (Notes 1, 4 and 7)

Stockholders’ equity:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,554 and 32,018,396 shares issued and outstanding, respectively	32,018	32,018
Additional paid-in capital	41,676,529	37,835,040
Deficit accumulated during the development stage	(41,194,093)	(36,560,329)
Total stockholders’ equity	514,454	1,306,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,711,859	$1,584,597

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended December 31,
	2012	2011

Operating expenses:
General and administrative (including share-based compensation of $1,394,436 and $919,803, respectively)	$1,746,790	$1,181,609
Research and development	72,670	15,000
Total operating expenses	1,819,460	1,196,609

Loss from operations	(1,819,460)	(1,196,609)

Non-operating income (expenses):
Equity loss from investment in related party	(202,916)	(121,372)
Change in estimated fair value in derivative liability	703	-
Change in estimated fair value in derivative liability, related party	(40,589)	-
Interest income	591	501
Interest expense	(27,072)	-
Interest expense, related party	(10,192)	-
Amortization of debt discounts and debt issuance costs	(61,966)	-
Amortization of debt discount, related party	(11,046)	-
Total non-operating income (expenses)	(352,487)	(120,871)

Net loss	$(2,171,947)	$(1,317,480)

Basic and diluted net loss per share	$(0.07)	$(0.04)

Weighted average shares outstanding – basic and diluted	32,018,554	32,018,396

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) to December 31, 2012
	2012	2011

Operating expenses:
General and administrative (including share-based compensation of $3,131,471, $2,759,409 and $20,375,926, respectively)	$3,971,538	$3,769,157	$26,192,310
Research and development	222,448	270,875	2,330,833
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	4,193,986	4,040,032	34,902,363

Loss from operations	(4,193,986)	(4,040,032)	(34,902,363)

Non-operating income (expenses):
Equity loss from investment in related party	(550,239)	(457,300)	(1,171,789)
Gain on sale of equity investment interest in related party	184,021	-	184,021
Change in estimated fair value in derivative liability	177,409	-	177,409
Change in estimated fair value in derivative liability, related party	(40,589)	-	(40,589)
Interest income	1,407	2,149	14,447
Interest expense	(61,798)	-	(124,883)
Interest expense, related party	(10,192)	-	(10,192)
Amortization of debt discount and debt issuance costs	(128,751)	-	(184,876)
Amortization of debt discount, related party	(11,046)	-	(11,046)
Charges for warrants issued in merger – related parties	-	-	(1,948,237)
Charge for warrants issued in private placement – related parties	-	-	(403,350)
Charges for modifications to warrants	-	(140,959)	(2,772,645)
Total non-operating income (expenses)	(439,778)	(596,110)	(6,291,730)

Net loss	$(4,633,764)	$(4,636,142)	$(41,194,093)

Basic and diluted net loss per share	$(0.14)	$(0.15)

Weighted average shares outstanding – basic and diluted	32,018,549	31,173,585

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2012	-	$-	32,018,396	$32,018	$37,835,040	$(36,560,329)	$1,306,729
Common stock purchase warrants exercised cashless (April 2012 at exercise price of $1.50 per share)			158	-	-		-
Debt discount on convertible notes sold in private placement offering (May and June 2012)					404,660		404,660
Common stock warrants issued to placement agent in private placement offering (May and June 2012 at estimated weighted average fair value of $0.41 per share)					87,429		87,429
Debt discount on convertible note sold to a related party in private placement offering (October 2012)					198,882		198,882
Common stock warrants issued to placement agent in private placement offering (October 2012 at estimated weighted average fair value of $0.16 per share)					19,047		19,047
Share-based compensation					3,131,471		3,131,471
Net loss						(4,633,764)	(4,633,764)

Balances at December 31, 2012 (unaudited)	-	$-	32,018,554	$32,018	$41,676,529	$(41,194,093)	$514,454

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended December,		February 28, 2006 (Inception) to December 31, 2012
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,633,764)	$(4,636,142)	$(41,194,093)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	550,239	457,300	1,171,789
Gain on sale of equity investment interest in related party	(184,021)	-	(184,021)
Change in estimated fair value in derivative liabilities	(136,820)	-	(136,820)
Share-based compensation	3,131,471	2,759,409	20,375,926
Amortization of debt discounts and debt issuance costs	139,797	-	195,922
Depreciation and amortization of intangibles	2,516	3,962	46,007
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charges for modifications to warrants	-	140,959	2,772,645
Other noncash charges	-	-	22,184
Changes in operating assets and liabilities:
Other current assets	(36,552)	(3,298)	(70,292)
Accounts payable	(44,304)	23,808	250,588
Accrued liabilities	53,123	(96,056)	(173,521)
Amount due under sponsored research agreement	(100,223)	140,223	-
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(1,258,538)	(1,209,835)	(8,010,247)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equity investment in related party	-	(2,000,000)	(2,000,000)
Cash proceeds from sale of investment in related party	500,000	-	500,000
Cash proceeds from reverse merger transactions	-	-	11,750
Purchase of licenses	(31,154)	-	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	468,846	(2,000,000)	(1,562,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes and warrants	912,220	-	912,220
Proceeds from the sale of convertible notes and warrants – related party	533,142	-	533,142
Proceeds from the sale of common stock and warrants	-	3,443,870	7,729,815
Proceeds from the sale of notes payable to related party	-	-	825,000
Proceeds from the sale of common stock warrants	-	-	125,000
Proceeds from the exercise of common stock warrants	-	-	236,088
Net cash provided by financing activities	1,445,362	3,443,870	10,361,265

Net increase in cash and cash equivalents	655,670	234,035	788,790
Cash and cash equivalents at beginning of period	133,120	301,765	-
Cash and cash equivalents at end of period	$788,790	$535,800	$788,790

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

Omni Bio Pharmaceutical, Inc. (“Omni” or “we”) is a biopharmaceutical company that was initially formed to explore new methods of use of an FDA-approved drug, alpha-1antitrypsin (“AAT”) also referred to as “plasma-derived AAT” (“p-AAT”).   Omni’s initial strategy was based on licensing “method of use” patents and patent applications that cover new indications of p- AAT, and commercializing these with existing p-AAT manufacturers. Omni’s initial, targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes”).

To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research agreements (“SRAs”) related to evaluating the therapeutic effects of p-AAT on bacterial disorders, viral disorders and diabetes,  and funding a human clinical trial using plasma-derived AAT to evaluate its therapeutic effects in the treatment of Type 1 diabetics.  In 2012, we began to fund the research and development of several synthetic  proteins involving the dimeric fusion of AAT and the Fc component of immunoglobulin (“Fc-AAT”).

We are the licensee of patents and patent applications related to methods of use for p-AAT.  We currently hold three licenses with the Regents of the University of Colorado (“RUC”) covering  treatments for: diabetes, graft rejection following cellular transplantation, and certain bacterial and viral disorders.  We also hold a fourth license to an issued patent for the treatment of diabetes with a privately-held company, Bio Holding, Inc.  On September 26, 2012, we executed an exclusive license agreement (the “Fc-AAT License”) with RUC for one international patent application and four United States provisional patent applications (the “Fc-AAT Patent Applications”) that focus on AAT fusion molecules and methods of use of these molecules.

Omni owns a non-controlling equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”), a related party, which is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011. BioMimetix intends to develop a new class of compounds of higher potency from previous metalloporphyrin antioxidant mimetics for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy.

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Going Concern

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts.  As of December 31, 2012, we had $788,790 of cash and cash equivalents on hand, and we remain a development stage company, with a continuing need to raise capital to fund current operations and research and development efforts. As of December 31, 2012, we had a deficit accumulated from inception of $41.2 million, which included total non-cash charges from inception of approximately $32.1 million.  These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – THIRD PARTY FINANCING TRANSACTION

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit.  Each Unit was comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share (the “Conversion Price”), and a warrant (the “2012 Warrants”) to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, we raised net proceeds of approximately $912,000.

The Convertible Notes have a three-year term from the date of issuance and are convertible any time during this term at the option of the note holder (the “Note Holder”).  The Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $1.00 per share on the earlier of their conversion date or maturity date.  We may prepay the Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days’ written notice.  If at any time within 18 months following the final closing of the 2012 Private Placement (the “Final Closing”), we raise certain additional capital (“New Financing”) in excess of $1.0 million at a price that is lower than the Conversion Price, the Conversion Price will be reset to the lower price.  Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation.  The Convertible Notes are secured by 95,625 shares of BioMimetix’s common stock, which we own (“BioMimetix Stock”).  For each dollar invested, the Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock (the “Collateral Shares”). The Collateral Shares are the sole and only recourse upon a default by us of our obligations under the Convertible Notes, and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

GVC Capital LLC (“GVC Capital”), a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, warrants (the “PA Warrants”) to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

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

We concluded that the conversion price of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value.  We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes model.  The difference between the value assigned to the Convertible Notes (as calculated above along with the 2012 Warrants) and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes.  The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount.  This discount is amortized over the life of the Convertible Notes. As a derivative liability, the Conversion Feature was revalued as of December 31, 2012 using the Black-Scholes model.

Financing costs incurred in the 2012 Private Placement included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses, and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes.  The estimated fair value of the PA Warrants was calculated using the Black-Scholes model.

NOTE 3 – RELATED PARTY TRANSACTIONS

Financings

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for a cash payment of $500,000, or $8.00 per share.  Our former Chief Executive Officer, James Crapo, is the Chief Executive Officer and largest shareholder of BioMimetix.  See Note 6 – “Investment in BioMimetix” regarding our holdings in BioMimetix.

On October 31, 2012, we executed a Senior Secured Convertible Promissory Note (the “BOCO Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of Omni, for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “BOCO Conversion Price”). As additional consideration, we issued to BOCO a warrant to purchase 600,000 shares of our common stock (the “BOCO Warrant”), which is exercisable at $1.50 per share through October 31, 2017. After deducting legal fees and offering expenses, including commissions and expenses paid to the placement agent, we netted cash proceeds from the BOCO Note of approximately $533,000. The net proceeds of the BOCO Note will be used for general working capital purposes and research and development projects.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

The BOCO Note has a three-year term and is due October 31, 2015, and is convertible at any time during this term at the option of BOCO. The BOCO Note bears interest at an annual rate of 10%, payable, in the sole discretion of us, in cash or in shares of our common stock at the rate of $1.00 per share, or a combination of both, on the earlier of the conversion date or the maturity date. We may prepay the BOCO Note, in whole or in part, at any time upon 20 days’ written notice. If at any time within 12 months following October 31, 2012 we raise New Financing in excess of $1.0 million at a price per share that is lower than the BOCO Conversion Price, the BOCO Conversion Price will be reset to the lower price. Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, sale of any of our assets and issuance of securities to our employees and directors as equity compensation. The BOCO Note is secured by a pledge of 54,000 shares of common stock of BioMimetix owned by us. The outstanding balance of any amount owing under the BOCO Note, which is not paid when due under its terms, shall bear interest at the rate of 15% per annum.

GVC Capital served as the placement agent for the BOCO Note and was paid a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, warrants (the “PA BOCO Warrants”) to purchase 10% of the total securities sold in the BOCO Note.  One half of the PA BOCO Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 60,000 PA BOCO Warrants exercisable at $1.00 per share and 60,000 PA BOCO Warrants exercisable at $1.50 per share.  The PA BOCO Warrants expire on October 31, 2017 and carry a cashless exercise provision.

The ability of the BOCO to exercise the BOCO Warrant is not contingent upon the conversion of the BOCO Note and, accordingly, we determined that the BOCO Warrant was “detachable” from the BOCO Note.  The estimated fair value of the BOCO Note was calculated based on the closing stock price of our common stock on the date of issuance multiplied by the equivalent conversion shares.  The estimated fair value of the BOCO Warrant was calculated on the date of issuance using the Black-Scholes model.  We allocated the proceeds from the BOCO Note and the BOCO Warrant based on their relative fair values. The relative fair value assigned to the BOCO Warrant was recorded as a debt discount and credited to additional paid-in capital.  This discount is amortized over the life of the BOCO Note.

We concluded that the Conversion Feature of the BOCO Note met the criteria of an embedded derivative and should be bifurcated from the BOCO Note (host contract) and accounted for as a derivative liability and calculated at fair value.  We estimated the fair value of the Conversion Feature of the BOCO Note on the date of issuance using the Black-Scholes model.  The difference between the value assigned to the BOCO Note (as calculated above along with the BOCO Warrant) and the estimated fair value of the Conversion Feature of the BOCO Note was assigned to the BOCO Note.  The amount assigned to the Conversion Feature of the BOCO Note was recorded as a derivative liability with a corresponding debit to debt discount.  This discount is amortized over the life of the BOCO Note. As a derivative liability, the Conversion Feature of the BOCO Note was revalued as of December 31, 2012 using the Black-Scholes model.

Financing costs incurred in the execution of the BOCO Note included placement agent cash commissions and related expenses, the estimated fair value of the PA BOCO Warrants and legal expenses, and were recorded as debt issuance costs and are amortized over the term of the BOCO Note.  The estimated fair value of the PA BOCO Warrants was calculated using the Black-Scholes model.

Consulting Arrangement

Effective October 1, 2012, we executed an agreement (the “Consulting Arrangement”) with James Crapo, our former Chief Executive Officer, to provide consulting services in our Fc-AAT development program. In exchange for his services over the six month term of the Consulting Arrangement, Dr. Crapo will receive cash compensation of $7,500 per month, the partial payment by us of a premium for an insurance policy on Dr. Crapo’s behalf and a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share.  The Consulting Arrangement is cancellable by either us or Dr. Crapo upon 30 days written notice.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)
NOTE 4 – CONTRACTUAL COMMITMENTS

License and Sponsored Research Agreements

During the fiscal year ended March 31, 2012, we commenced research and development work in Fc-AAT and paid RUC $105,000 under an SRA (the “Fc-AAT SRA”).  In July 2012, we executed an amendment to the Fc-AAT SRA and agreed to pay $157,500 for the period covering from April 1, 2012 through December 31, 2012.  In January 2013, we executed an amendment to the Fc-AAT SRA for the period from January 1, 2013 to March 31, 2013.  Subject to raising additional capital, we expect to execute subsequent amendments to the Fc-AAT SRA to cover funding for future periods of up to two years.

In July 2012, as part of negotiations on the Fc-AAT License with RUC, RUC agreed to forgive all annual minimum royalty amounts due under a license agreement covering certain bacterial disorders.  This included $25,000 that was originally due in May 2011 and a second payment of $25,000 due in May 2012.

As consideration for the Fc-AAT License that was executed in September 2012, we were obligated to pay a license fee plus certain patent prosecution costs in the amount of $31,174, which were paid in October 2012.  In addition, we are obligated to fund all patent prosecution costs for the Fc-AAT Patent Applications and pay an annual minimum royalty of $15,000 that is due on September 30, 2013 and on September 30 of each year thereafter.

CEO Employment Arrangement

On December 19, 2012, our board of directors (the “Board”) appointed Bruce E. Schneider, Ph.D. as our Chief Executive Officer, effective January 1, 2013.  In connection with Dr. Schneider’s appointment, we entered into an employment agreement (“Schneider Agreement”) with him for a one year term at an annual salary of $180,000 plus cash bonuses for the achievement of certain milestones.

In addition, the Board approved a grant to Dr. Schneider, effective January 1, 2013, of warrants to purchase 1.5 million shares of our common stock at an exercise price equal of $0.30 per share, which was the closing price of the Company’s common stock on December 19, 2012. Half of such warrants vested on the date of the commencement of his employment, January 1, 2013, and the remaining half will vest on June 30, 2013, contingent upon Dr. Schneider’s continued employment with us on each vesting date. In addition, the Board also approved a grant to Dr. Schneider, effective January 1, 2013, of warrants to purchase 1.5 million shares of our common stock that vest upon the achievement of certain milestones. Such warrants will have an exercise price equal to the lower of $1.00 or the market price of our common stock at the time the milestone is achieved. In addition, Dr. Schneider is eligible to receive a cash bonus upon the sale of the Company or sale of certain intellectual property as follows: 2.0% of the total net cash proceeds received by the Company for a transaction of less than $200 million; and 3.0% of the total net cash proceeds received by the Company for a transaction equal to or above $200 million. If Dr. Schneider is terminated by us other than for Cause (as defined in the Schneider Agreement), we will be required to continue paying Dr. Schneider his base salary for the remainder of the one year term.

NOTE 5 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented.  Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares.  Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive.  For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods.  Accordingly, basic shares equal diluted shares for all periods presented.  As of December 31, 2012, potentially dilutive securities included 21.0 million common stock purchase warrants and 1.7 million shares issuable from the conversion of the Convertible Notes and the BOCO Note.  As of December 31, 2011, potentially dilutive securities included approximately 13.9 million common stock purchase warrants.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

NOTE 6 – INVESTMENT IN BIOMIMETIX

On July 15, 2011, for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant exercisable through July 15, 2012 (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant expired unexercised on July 15, 2012.

In May 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of BioMimetix Stock from us, representing 25% of our holdings, for cash of $500,000, or $8.00 per share.  During the nine months ended December 31, 2012, we recognized a gain of $184,021 from the sale of the BioM Stock, which was calculated as the difference between the cash proceeds received and 25% of the carrying value of the BioM Investment on the date of the transaction.  As of December 31, 2012, we own 187,500 shares of BioMimetix’s Stock which are carried at a value of $512,232, or approximately $2.73 per share.

In May 2012, BioMimetix sold 62,500 shares of BioMimetix Stock to an outside, accredited investor for cash of $500,000, or $8.00 per share.  We believe that these stock transactions represent the best estimate of fair value for BioMimetix’s share price and the BioM Investment.  We believe the sale of BioMimetix Stock to the outside investor also supports BioMimetix’s ability to continue its operations and raise additional capital in the near term, as the independent auditor’s report on its financial statements as of March 31, 2012 and the period from April 26, 2011 (Inception) to March 31, 2012 expresses substantial doubt as to the ability of BioMimetix to continue as a going concern.  If BioMimetix is unable to raise additional funding in the near term and continue its operations, we would be required to fully impair the value of the BioM Investment, which would be a material charge to our operating results.  Based on the above factors, as of December 31, 2012, management concluded that the BioM Investment was not impaired. This determination requires significant estimates and judgment by management.

In November 2012, BioMimetix executed a convertible note with a related party in the amount of $500,000 (the (“BioMimetix Note”).  The proceeds are expected to be used to fund BioMimetix’s operating expenses and research and development efforts in the near term. The BioMimetix Note is due on the earlier of:  (i) May 15, 2013; (ii) the date on which such amounts are declared due and payable by the holder of the BioMimetix Note upon or after the occurrence of an event of default or (iii) the date on which such amounts are converted.  The BioMimetix Note may be converted into equity securities at the same price and on the same terms as BioMimetix’s next “qualified equity financing,” as defined in the BioMimetix Note.

Condensed Financial Information

The following condensed financial information was derived from the unaudited financial statements for BioMimetix as of and for the nine months ended December 31, 2012.

As of December 31, 2012

Cash	$462,000
Current and total assets	$462,000
Current and total liabilities	$924,000

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

For the Nine Months Ended December 31, 2012

Revenue	$-
Loss from continuing operations (1)	$(2,476,000)
Net loss and net loss attributable to investee	$(2,476,000)

(1)	Includes non-cash charges related to share-based compensation of approximately $829,000.

NOTE 7 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date.  We recognize share-based compensation on graded vesting equity-based awards using the straight-line method over the vesting terms of the award.

During the three months ended June 30, 2012, we recognized share-based compensation related to the grant of 9,999 common stock purchase warrants to certain scientific consultants.  These warrants vested and were exercisable on the date of issuance and have a five year life and were valued using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $2.10, exercise price of $2.10, expected term of warrant of five years, volatility of 100% and risk-free interest of 0.84%.  The estimated fair value ascribed to these warrants was $15,579.

On October 1, 2012 and as part of the Consulting Arrangement with James Crapo, our former Chief Executive Officer, we issued to Dr. Crapo a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share.  This warrant vests in two tranches, 250,000 on October 1, 2012 and 250,000 at the end of the term of the Consulting Arrangement. We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.12%.  The estimated fair value ascribed to this warrant was $143,727.

On October 1, 2012, we granted and issued to Robert Ogden, our Chief Financial Officer, a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.  This warrant has a seven year life and fifty percent (50%) of the shares underlying this warrant vested and became exercisable on October 1, 2012.  The remaining shares underlying this warrant vest and become exercisable in three equal annual installments on October 1, 2013, October 1, 2014 and October 1, 2015, provided that Mr. Ogden remains in continuous service with Omni as of each vesting date. We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.35, exercise price of $1.00, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.12%.  The estimated fair value ascribed to this warrant was $124,275.

On October 1, 2012, we granted and issued to Charles Dinarello, our Chief Scientific Officer, a warrant to purchase 843,000 shares of our common stock at an exercise price of $0.35 per share.  This warrant has a seven year life and fifty percent (50%) of the shares underlying this warrant vested and became exercisable on October 1, 2012.  The remaining shares underlying this warrant are performance-based and vest and become exercisable upon Omni achieving a certain milestone. In January 2013, the milestone was achieved resulting in the vesting of the balance of the shares underlying this warrant.  We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.12%.  The estimated fair value ascribed to this warrant was $242,324.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

On October 1, 2012, we granted and issued to certain scientific consultants an aggregate of 1,157,000 warrants to purchase 1,157,000 shares of our common stock at an exercise price of $0.35 per share. These warrants have a seven year life and fifty percent (50%) of the warrants vested and became exercisable on October 1, 2012.  The remaining warrants are performance-based and vest and become exercisable upon Omni achieving a certain milestone. In January 2013, the milestone was achieved resulting in the vesting of the balance of the shares underlying these warrants.  We valued these warrants using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrants of seven years, volatility of 100% and risk-free interest of 1.12%.  The estimated fair value ascribed to these warrants was $332,585.

On December 19, 2012, we granted and issued to one of our directors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.08%.  The estimated fair value ascribed to this warrant was $61,578.

On December 19, 2012, we granted and issued to a consultant a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share, half of which vest on January 1, 2013 and the remaining half vesting on June 30, 2013. We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.08%.  The estimated fair value ascribed to this warrant was $123,157.  Also on December 19, 2012, we granted to this consultant a second warrant to purchase 500,000 shares of our common stock, which vest upon the achievement of certain milestones, and have an exercise price equal to the lower of $1.00 or the market price of our common stock at the time the milestone is achieved.  In January 2013, a milestone was achieved resulting in the vesting of 50,000 shares underlying this warrant.

On December 19, 2012, the Board approved a grant to our new Chief Executive Officer, Dr. Schneider, a warrant to purchase 1.5 million shares of our common stock at an exercise price equal of $0.30 per share, half of which vested on the date of the commencement of his employment, January 1, 2013 with the remaining half vesting on June 30, 2013, contingent upon Dr. Schneider’s continued employment with us on each vesting date.  We valued this warrant using the Black-Scholes pricing model based on the following assumptions:  stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.08%.  The estimated fair value ascribed to this warrant was $369,470.  Also on December 19, 2012, the Board granted to Dr. Schneider a second warrant to purchase 1.5 million shares of our common stock, which vest upon the achievement of certain milestones and have an exercise price equal to the lower of $1.00 or the market price of our common stock at the time the milestone is achieved.  In January 2013, a milestone was achieved resulting in the vesting of 100,000 shares underlying this warrant.

The weighted average grant date fair value of options granted during the three months and nine months ended December 31, 2012 was $0.27 and $0.27 per share, respectively.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY
(A Development Stage Company)
Notes to Consolidated Financial Statements (Unaudited)

Share-based compensation related to warrants and restricted stock units recorded for the three and nine months ended December 31, 2012 and 2011 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011

Employees and directors	$966,624	$919,803	$2,688,080	$2,759,409
Outside consultants	427,812	-	443,391	-
	$1,394,436	$919,803	$3,131,471	$2,759,409

As of December 31, 2012, there was approximately $1.8 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 0.7 years.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the nine months ended December 31, 2012 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2012	3,218,000	$1.98
Granted	5,259,999	$0.39
Exercised	-	-
Forfeited/expired/canceled	(160,000)	$1.02

Outstanding at December 31, 2012	8,317,999	$0.99	5.4	$825,000

Vested and exercisable at December 31, 2012	4,917,999	$1.34	4.6	$288,000

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix Pharmaceutical, Inc. (“BioMimetix”)  (an equity investee) to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to secure protection for the intellectual property developed in our research; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A. “Risk Factors” of our 2012 Form 10-K.

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

Overview

We are a biopharmaceutical company that was initially formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT”(“p-AAT”).  p-AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein.  p-AAT has a greater than 20-year safety record as an approved treatment for emphysema in AAT-deficient patients.  Our initial strategy was based on licensing “methods of use” patents and patent applications that cover new indications for p-AAT and commercializing these with existing p-AAT manufacturers. Our initial, targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases such as Type 1 diabetes (also known as “juvenile diabetes”).

To date, our business efforts have been largely dedicated in pursuing additional capital in order to fund sponsored research related to evaluating the therapeutic effects of p-AAT on bacterial disorders, viral disorders and diabetes, and funding a human clinical trial using p-AAT to evaluate its therapeutic effects in the treatment of Type 1 diabetics. In 2012, we began funding research and development of several synthetic proteins involving the dimeric fusion of AAT and the Fc component of immunoglobulin (“Fc-AAT”).

We are the licensee of patents and patent applications related to methods of use for p-AAT.  We currently hold three licenses with the Regents of the University of Colorado (“RUC”) covering treatments for diabetes, graft rejection following cellular transplantation, and certain bacterial and viral disorders.  We also hold a fourth license to an issued patent for the treatment of diabetes with a privately-held company, Bio Holding, Inc.

On September 26, 2012, we executed an exclusive license agreement (the “Fc-AAT License”) with RUC for an international patent application and certain United States provisional patent applications (the “Fc-AAT Patent Applications”) that focus on AAT fusion molecules and methods of use of these molecules.  As consideration for the Fc-AAT License, we were obligated to pay a license fee plus certain patent prosecution costs in the amount of $31,174, which were paid in October 2012.  In addition, we are obligated to fund all patent prosecution costs for the Fc-AAT Patent Applications and pay an annual minimum royalty of $15,000, due on September 30, 2013 and on September 30 of each year thereafter.

Current Developments

In January 2013, we chose a specific form of the Fc-AAT molecule as our lead molecule and are placing it into preclinical development.  Our most recent in vitro and in vivo studies that suggest that Fc-AAT is 50-100x more potent than p-AAT in various animal models and may also have a longer duration of effect.  Although there are no assurances, if borne out in clinical trials, this could lead to a product that can be made rapidly and in large quantities, is able to be self-administered subcutaneously and is able to be given less often than once per week.  We believe each of these represents a significant competitive improvement over existing p-AAT products, which must be given intravenously, once per week in a doctor’s office or infusion clinic, and are very expensive due to the costs of the products themselves and the costs of the infusion procedures.  We are considering several options for the initial clinical trials of Fc-AAT, with Type 1 diabetes and graft versus host disease (GVHD) currently being among the most likely.  If we are successful in bringing an Fc-AAT drug to market, we would expect to have market exclusivity for a minimum of 12 years from the time of introduction in the US and 10 years in Europe based on the current regulations in those jurisdictions.

Also in January 2013, we filed a PCT patent application for additional novel Fc-AAT constructs. These additional Fc fusion protein constructs will serve as backups to our lead Fc-AAT molecule and have demonstrated the potential of having still further advantages in clinical performance.  Worldwide regulatory agencies have a long history of approving recombinant drugs made in this fashion.  If approved, a new molecule from this series could carry market protections to 2033 or beyond.

Recently, we have reinstituted earlier efforts to license our method of use patents to one or all of the four manufacturers of the currently marketed p-AAT products.  We hold licenses to patents issued in the US for the treatment of diabetes, and certain bacterial and viral indications.  Patent applications are pending in several other areas, including GVHD related to bone marrow transplantation rejection, radioprotection, inflammatory bowel disease and cardiac remodeling following myocardial infarction.

We are continuing our sponsorship of clinical trials exploring new uses of p-AAT.  Our pilot trial of p-AAT in Type 1 diabetes with the Barbara Davis Center at the University of Colorado demonstrated a positive benefit in improving or stabilizing c-peptide levels and decreasing the insulin requirement in patients having recent onset of the disease.  We expect to announce results of up to two years’ follow-up in these patients in the near term.  Data from two other pilot studies in Type 1 diabetes, one done by the NIH’s Immune Tolerance Network and one by Israel’s Kamada, Ltd, are also in the process of being released.  Early reports suggest that p-AAT can modify the course of the disease in some patients and may have a role in the treatment of not only diabetes, but other diseases as well.  We have also agreed to sponsor two multicenter trials in patients suffering from steroid-refractory GVHD.  There are no satisfactory treatments for patients with this condition and most die within one year of diagnosis.  Preclinical animal studies demonstrate a beneficial effect of p-AAT in models of this disease.

We intend to expand our product development capabilities through the use of experienced consultants and contract research organizations.  We are actively exploring alternatives for the Fc-AAT lead molecule’s manufacturing scale up campaign, which is the critical prerequisite to moving the development program forward to IND-enabling toxicology studies and human trials.  Throughout product development, we will be looking to partner with medium to large pharmaceutical companies as key milestones are achieved.

To accomplish our goals for Fc-AAT, we will need to raise significant capital through debt or equity financing or through a strategic partnership as previously discussed.  In the near term, we will need to raise sufficient funding to sustain our projected operating expenses and to pursue the next stage of Fc-AAT preclinical development. There is no assurance that we will be able to raise sufficient funding on acceptable terms, or at all.

Results of Operations – For the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

The following discussion relates to our operations for the three months ended December 31, 2012 (the “December 2012 quarter”) as compared to the three months ended December 31, 2011 (the “December 2011 quarter”).

General and administrative expenses - General and administrative expenses for the December 2012 quarter were $1,746,790, which included $1,394,436 of share-based compensation, as compared to $1,181,609 in the December 2011 quarter, which included $919,803 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors.  Accordingly, excluding share-based compensation, general and administrative expenses in the December 2012 quarter were $352,354 as compared to $261,806 for the December 2011 quarter, an increase of $90,548, or approximately 35%.  This increase was primarily due to higher expenses in the December 2012 quarter in certain expense categories, most notably consulting services of approximately $35,000; legal services related to patent prosecution and intellectual property licensing arrangements of approximately $53,000; and director and officer liability insurance of $35,000.  Partially offsetting these increases was a decrease in officer salaries of approximately $37,000 in the December 2012 quarter.

Research and development expenses – Research and development expenses for the December 2012 quarter were $72,670 as compared to $15,000 in the December 2011 quarter.  This increase was primarily the result of higher expenses incurred in the December 2012 quarter under our Fc-AAT development program.

Non-operating income (expenses) – Net non-operating expenses for the December 2012 quarter were $352,487 as compared to $120,871 for the December 2011 quarter, an increase of $231,616. This increase was primarily due to increases of approximately $82,000 in the equity loss from BioMimetix, as well as interest expense of approximately $38,000 and net non-cash charges of approximately $113,000 for debt discount amortization and changes in derivative liabilities associated with our convertible note financings (the “Convertible Debt”) completed during May, June and October 2012.

Results of Operations – For the Nine Months Ended December 31, 2012 Compared to the Nine Months Ended December 31, 2011

The following discussion relates to our operations for the nine months ended December 31, 2012 (the “December 2012 period”) as compared to the nine months ended December 31, 2011 (the “December 2011 period”).

General and administrative expenses - General and administrative expenses for the December 2012 period were $3,971,538, which included $3,131,471 of share-based compensation, as compared to $3,769,157 in the December 2011 period, which included $2,759,409 of share-based compensation.  As described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Excluding share-based compensation, general and administrative expenses in the December 2012 period were $840,067 as compared to $1,009,748 for the December 2011 period, a decrease of $169,681, or approximately 17%.  This decrease was primarily due to lower expenses in the December 2012 period in certain expense categories, most notably officer salaries of approximately $124,000; minimum royalties due under a license agreement of $50,000, of which $25,000 was originally due as of June 30, 2011 and subsequently discharged as of June 30, 2012; legal services associated with due diligence related to our investment in BioMimetix of approximately $21,000; financing costs of approximately $21,000 incurred during the December 2011 period from an aborted financing transaction; and legal services related to patent prosecution and intellectual property licensing arrangements of approximately $20,000.  Partially offsetting these decreases were increases in consulting services of approximately $38,000 and director and officer liability insurance of $35,000 in the December 2012 period.

Research and development expenses – Research and development expenses for the December 2012 period were $222,448 as compared to $270,875 in the December 2011 period.  This decrease was primarily the result of  a decrease from costs incurred in the December 2011 period in a clinical trial in Type 1 diabetes and the termination of an SRA in the area of viral disorders  Partially offsetting these decreases were higher expenses incurred in our Fc-AAT development program in the December 2012 period.

Non-operating income (expenses) – Net non-operating expenses for the December 2012 period were $439,778 as compared to $593,961 for the December 2011 period, a decrease of $154,183. This decrease was comprised of a charge related to a modification of an investor warrant of approximately $141,000, which was recorded in the December 2011 period, and increases in non-operating income items recognized in the December 2012 period, which were comprised of a gain on sale of an equity interest in a related party of approximately $184,000 and the change in the estimated fair value of derivative liabilities of approximately $136,000 associated with the Convertible Debt.  Partially offsetting the net decrease in non-operating expenses were increases in the December 2012 period  in the equity loss from BioMimetix of approximately $93,000, as well as interest expense of approximately $72,000 and debt discount amortization of approximately $140,000, both associated with the Convertible Debt.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern.  However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2012, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.  The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the current and expected contractual commitments due under research and development work for Fc-AAT.  As of December 31, 2012, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts.  As of December 31, 2012, we had a deficit accumulated from inception of approximately $41.2 million, which included total non-cash charges from inception of approximately $32.1 million. These conditions raise substantial doubt as to our ability to continue as a going concern.  Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

May and June 2012 Financings

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000, or $8.00 per share.

In May 2012, we commenced the sale of Units in the 2012 Private Placement at a purchase price of $1.00 per Unit.  Each Unit was comprised of a Convertible Note with a principal amount of $1.00 that is convertible into one share of our Common Stock at a price of $1.00 per share (the “Conversion Price”), and a warrant (the “2012 Warrant”) to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017.  In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for an aggregate subscription price of $1,062,500.  After deducting offering expenses, we raised net cash proceeds of approximately $912,000.  The 2012 Private Placement offering period terminated on July 31, 2012.

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

GVC Capital, a related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, the PA Warrants to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share.  The PA Warrants will expire on June 26, 2017 and carry a cashless exercise provision.  Two of our directors are Senior Managing Partners in GVC Capital.

October 2012 Financing

On October 31, 2012, we executed a Senior Secured Convertible Promissory Note (the “BOCO Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of Omni, for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “BOCO Conversion Price”). As additional consideration, we issued to BOCO a warrant (the “BOCO Warrant”) to purchase 600,000 shares of our common stock, which is exercisable at $1.50 per share through October 31, 2017. After deducting legal fees and offering expenses, including commissions and expenses paid to the placement agent, we netted cash proceeds from the BOCO Note of approximately $533,000. The net proceeds of the BOCO Note will be used for general working capital purposes and research and development projects.

The BOCO Note has a three-year term and is due October 31, 2015, and is convertible at any time during this term at the option of BOCO. The BOCO Note bears interest at an annual rate of 10%, payable, in the sole discretion of us, in cash or in shares of our common stock at the rate of $1.00 per share, or a combination of both, on the earlier of the conversion date or the maturity date. We may prepay the BOCO Note, in whole or in part, at any time upon 20 days’ written notice. If at any time within 12 months following October 31, 2012 we raise New Financing in excess of $1.0 million at a price per share that is lower than the BOCO Conversion Price, the BOCO Conversion Price will be reset to the lower price. Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, sale of any of our assets and issuance of securities to our employees and directors as equity compensation. The BOCO Note is secured by a pledge of 54,000 shares of common stock of BioMimetix owned by us. The outstanding balance of any amount owing under the BOCO Note, which is not paid when due under its terms, shall bear interest at the rate of 15% per annum.

GVC Capital served as the placement agent for the BOCO Note and was paid a 10% cash commission of the gross proceeds raised.  In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, the PA BOCO Warrants to purchase 10% of the total securities sold in the BOCO Note.  One half of the PA BOCO Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share.  We issued 60,000 PA BOCO Warrants exercisable at $1.00 per share and 60,000 PA BOCO Warrants exercisable at $1.50 per share.  The PA BOCO Warrants expire on October 31, 2017 and carry a cashless exercise provision.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents.  Our cash and cash equivalents at December 31, 2012, March 31, 2012 and December 31, 2011 were approximately $789,000, $133,000 and $536,000, respectively.

Cash Flows from Operating Activities

For the December 2012 period, net cash used in operating activities was $1,258,538.  The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $840,067, research and development expenses of $222,448 and the final payment of $100,000 under the settlement agreement for an SRA related to viral disorders.

For the December 2011 period, net cash used in operating activities was $1,209,835.  The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $1,009,748 and research and development expenses of $270,875.  For this same period, the primary source of cash from operations was an increase in an accrued liability in the amount of $140,223 related to the termination of an SRA related to viral disorders.

Cash Flows from Investing Activities

For the December 2012 period, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix Stock to BioMimetix.  For the December 2011 period, we used $2.0 million of cash from investing activities for the purchase of an equity investment in BioMimetix.

Cash Flows from Financing Activities

For the December 2012 period, we generated $912,220 and $533,142 of net cash from financing activities from the 2012 Private Placement and the BOCO Note, respectively.  These amounts were net of offering costs of approximately $218,000 and $67,000, respectively.  For the December 2011 period, we generated $3,443,870 of net cash from financing activities from a private placement equity offering. This amount was net of offering costs of approximately $354,000.

Anticipated Cash Commitments

We expect our cash and cash equivalents on hand as of December 31, 2012 to allow us to operate into the first quarter of the fiscal year beginning April 1, 2013 based on current operating levels and anticipated research and development commitments.  We will need to raise significant additional capital to carry out our business plan and to operate beyond that point.  Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern.  There can be no assurance that additional capital will be available to us on acceptable terms or at all.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance arrangements.

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

The accounting for the 2012 Private Placement and the BOCO Note involved the valuation of the fair values of the Convertible Notes, the 2012 Warrants, the BOCO Note and the BOCO Warrant based on estimates of their relative fair values as calculated using the Black-Scholes model.  We concluded that the conversion features of the Convertible Notes and the BOCO Note met the definition of derivative liabilities that are required to be revalued at the end of each reporting period.  The initial valuation, classification and subsequent accounting of these transactions required significant estimates and judgment by management.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 6.  Exhibits.

EXHIBIT #	DESCRIPTION

3.1	Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form SB-2 (file No. 333-141030) filed on March 2, 2007)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed on January 5, 2010)

3.3
Articles of Amendment for Across America Financial Services, Inc. including Amendment to Articles of Incorporation of Across America Financial Services, Inc. (incorporated by reference to Exhibit 3.3 to the Registrant’s Current Report on Form 8-K filed on June 2, 2009)

10.1	Consulting Agreement dated October 1, 2012 between Omni Bio Pharmaceutical, Inc. and James D. Crapo

10.2	Warrant dated October 1, 2012 issued to James D. Crapo

10.3	Warrant dated October 1, 2012 issued to Robert C. Ogden*

10.4	Warrant dated October 1, 2012 issued to Charles A. Dinarello*

10.5	Senior Secured 10% Convertible Promissory Note dated October 31, 2012 issued to BOCO Investments, LLC

10.6	Warrant dated October 31, 2012 issued to BOCO Investments, LLC

10.7
Employment Agreement dated December 19, 2012 between Omni Bio Pharmaceutical, Inc. and Bruce E. Schneider (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on December 20, 2012)*

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

* Represents management contract or compensatory plan or arrangement.

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

OMNI BIO PHARMACEUTICAL, INC.

February 14, 2013	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer (Principal Financial and Accounting Officer)