Form 10-K
period 2013-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2013-06-28
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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

Yes [ ]   No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $6.6 million based on the closing sale price of the registrant’s common stock on such date as reported on the OTCQB Market.

The number of shares outstanding of the registrant’s common stock as of June 4, 2013 was 38,178,554.

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

When used in this report, words such as “believes,” “anticipates,” “expects,” “intends” and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report under ITEM 1A. “RISK FACTORS” and elsewhere in this report and the other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business.

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

On March 31, 2009, Across America completed the acquisition of Apro Bio Pharmaceutical Corporation. (“Apro Bio”), a biopharmaceutical company formed for the purpose of evaluating new uses of the FDA-approved drug, alpha-1 antitrypsin (“AAT”) through license and research agreements with the Regents of the University of Colorado (“RUC”), pursuant to the terms of the Agreement of Merger and Plan of Reorganization, as amended (the “Merger”), among Across America, Apro Bio and Across America Acquisition Corp. (“AAAC”), a Colorado corporation and a wholly-owned subsidiary of Across America. Pursuant to the terms of the Merger, AAAC was merged into Apro Bio, and Apro Bio became a wholly-owned subsidiary of Across America. On May 27, 2009, Across America changed its corporate name to Omni Bio Pharmaceutical, Inc.

Business Plan and Operation

We are a biopharmaceutical company that was formed to explore new methods of use of an FDA-approved drug, alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” or “p-AAT.” p-AAT is purified from human blood and is currently believed to be one of the body’s most powerful anti-inflammatory proteins. p-AAT has a greater than 25-year safety record as an approved treatment for emphysema in p-AAT-deficient patients (“AAT-Deficiency”) an annual market that is currently estimated between $600-700 million.

Our initial strategy was based on licensing “methods of use” patents and patent applications from RUC that cover new indications for p-AAT and commercializing these with the current four p-AAT manufacturers (the “p-AAT Manufacturers”). In addition, we funded sponsored research agreements (“SRAs”) in the areas of bacterial disorders, viral disorders and diabetes. Our initial targeted markets were infectious diseases, including biohazards, but in 2009 we changed our focus to auto-immune and inflammatory diseases, such as Type 1 diabetes, also known as “juvenile diabetes.”

An important outcome of the research that we have supported over the past several years has been to confirm in both animal models and in human studies that p-AAT has potent anti-inflammatory and immune modifying activity. A substantial medical literature base now exists demonstrating that p-AAT (e.g. commercially available or plasma purified) should be effective in the treatment of a number of common diseases, including diabetes. We believe these findings in combination with p-AAT’s proven safety record in human subjects provide a strong foundation to support using it to treat diseases and conditions that we have licenses to pursue.

We hold a license to an issued method of use patent owned by a privately-held company, Bio Holding, Inc. (“Bio Holding”) for the treatment of diabetes using p-AAT. In 2011, we completed initial findings of a human clinical trial using p-AAT for the treatment of Type 1 Diabetes (the “Diabetes Trial”). The preliminary results of the Diabetes Trial demonstrated positive benefit in medically important endpoints that included stabilization of otherwise declining c-peptide levels and a decrease in the insulin requirement in certain patients having recent onset of Type 1 diabetes. Two other organizations, the Immune Tolerance Network (“ITN”), a joint development organization funded by the National Institutes of Health and the Juvenile Diabetes Organization, and Kamada, Ltd., one of the four p-AAT Manufacturers, have conducted similar Type 1 diabetes clinical trials over the past three years with similar positive results as to stable c-peptide levels and decreased insulin usage. Based on these results and results in animal models, we believe these studies support our premise that p-AAT or a p-AAT derivative could be used in the treatment of diabetes and other related diseases.

We hold licenses for method of use patents and patent applications (“Use Patents”) of p-AAT in the following indications: Type 1 and Type 2 diabetes, cellular transplantation and graft rejection (which includes graft versus host disease or “GvHD”), radiation protection, certain bacterial and viral diseases, myocardial remodeling and inflammatory bowel disease. We are pursuing marketing efforts to sub-license our Use Patents with p-AAT Manufacturers through either exclusive or non-exclusive arrangements. Our lead indications covered under the Use Patents are Type 1 Diabetes and GvHD. Key to these marketing efforts will be additional clinical data in the various indications that will likely take several years to accumulate and because of this, it is not likely that significant monetization of our Use Patents will occur in the near term.

We have recently executed agreements for research grants to support two GvHD clinical trials using p-AAT that are being conducted at the University of Michigan and the Fred Hutchinson Cancer Research Center. These trials are expected to commence in the second half of calendar year 2013.

Fc-AAT

In the second half of 2011, we began to look at novel alternatives to create a synthetic form of the native AAT, which we refer to as “Fc-AAT.” In January 2013, we chose a specific form of the Fc-AAT molecule as our lead molecule (“Fc-AAT 2”) and are placing it into preclinical development. Fc-AAT 2 is very similar to Enbrel®, in that a naturally occurring human protein is fused to the Fc portion of an immunoglobulin antibody in order to increase potency and provide for longer lasting blood levels. Worldwide regulatory agencies have a long history of approving recombinant drugs made in this fashion.

Dr. Charles Dinarello, our Chief Scientific Officer, and his network of collaborators have generated in vitro and in vivo studies that suggest that Fc-AAT 2 is 40-50x more potent than p-AAT in various animal models and may also have a longer duration of effect. If borne out in clinical trials, this could lead to a product that can be made rapidly and in large quantities, is able to be self-administered subcutaneously and is able to be given less often than once per week. Each of these represents a significant competitive improvement over existing p-AAT derived products which must be given intravenously, once per week in a doctor’s office or infusion clinic, and are very expensive due to the costs of the products themselves and the costs of the infusion procedures. We are considering several options for the initial clinical trials of Fc-AAT 2 with Type 1 diabetes and GvHD currently being among the most likely. We are also exploring a fast to market strategy that would yield a product that could compete with the current plasma-derived versions of AAT for its current use as replacement therapy for patients having genetically deficient levels of AAT. Patent application filings are under review in the U.S., Canada and Europe, and we are hopeful that these will have successful issuances later in 2013, although there can be no assurances. If we receive allowance on the Fc-AAT 2 patent applications and Fc-AAT 2 is successful in being brought to market, it is expected that the Company would have market exclusivity for a minimum of 12 years from the time of introduction in the U.S. and 10 years in Europe.

In January 2013, we completed a global patent application for additional novel Fc-AAT constructs (“Fc-AAT 3”). Fc-AAT 3 will serve as a backup to Fc-AAT 2 and has demonstrated the potential of having still further advantages in clinical performance. If successful as a new Fc-AAT compound, Fc-AAT 3 could carry market protections to 2033 or beyond. There is, however, no assurance that we will be granted a patent on Fc-AAT 3 or that Fc-AAT 3 will be successfully brought to market. We hold two licenses with RUC for patent applications covering the Fc-AAT 2 and Fc-AAT 3 constructs, respectively.

BioMimetix Pharmaceutical, Inc.

We also own a 21.1% equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”). BioMimetix is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011 and intends to develop a new class of compounds for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy. BioMimetix is the exclusive licensee of a 2010 issued patent owned by Duke University directed to this new class of compounds. Dr. James Crapo, our former Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and serves as its CEO and as a director.

On May 9, 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share. As of March 31, 2013, we owned 187,500 shares of BioMimetix’s common stock, of which 149,625 shares are pledged as collateral for various convertible notes (the “Convertible Notes”) that were sold during the fiscal year ended March 31, 2013. A total of $1,100,000 of the total of $1,662,500 of the Convertible Notes were sold to two related parties, who were also significant shareholders.

Fc-AAT Research and Development

We have generated a fusion protein that combines human p-AAT with an Fc fragment of human immunoglobulin molecule (“IgG”). This fusion protein spontaneously binds together to form a dimer. Each dimer contains two AAT molecules and two Fc molecules connected by molecular bonds. This fusion protein was created in a standard cell line that is frequently used for producing recombinant proteins, including a number of proteins that are now FDA approved drugs. Fc fusion proteins have a remarkable safety record that is recognized by the FDA. We believe our technology is similar to that already used to create highly successful drugs for human application such as Enbrel® and we are encouraged by the long-term commercialization potential for the Fc-AAT molecules.

We are currently producing our Fc fusion protein through Chinese hamster ovary (“CHO”) protein expression techniques. CHO cells are frequently used in genetic studies, toxicity screening, gene expression and protein production, such as expression of recombinant proteins. Today, CHO cells are one of the most commonly used mammalian cells for industrial production of recombinant proteins used in therapeutics.

We project that we will need to raise between $8 to $10 million over the next two years to complete our development plan for Fc-AAT 2 through to a Phase 2a clinical trial (“proof of principle trial”). We have selected our lead Fc-AAT candidate and subject to raising sufficient capital, we intend to proceed with scale-up synthesis and safety and toxicity studies, which, we estimate, will take approximately one year. We estimate this stage of development will require approximately $4-5 million.

Fc-AAT Targeted Markets

We believe successful development of effective and approved Fc-AAT represents a major commercial opportunity – chiefly, that if our patent applications that cover Fc-AAT are granted, we would have patent rights and would pursue development of this fusion protein into a drug and to pursue an “Investigational New Drug” (“IND”) status. As a potential new biological drug, if we are successful in obtaining an issued patent for composition of matter for an Fc-AAT construct and obtaining FDA approval for an Fc-AAT compound, we would be provided up to 12 years of marketing exclusivity from the date of FDA approval. This could put us in a position to sublicense uses of Fc-AAT to pharmaceutical companies for treatment of multiple health-related indications. This is a high risk opportunity, and it will require significant capital and scientific and regulatory expertise in the next couple years to move Fc-AAT through the pre-clinical and, potentially, human clinical phases. There is no assurance that we will be able to secure additional capital on acceptable terms to us, or at all.

We believe Fc-AAT could be appropriate for treatment of a broad spectrum of inflammatory diseases and other conditions. Our lead indications for our Fc-AAT molecule and their respective, potential combined U.S. and European markets are:

1.	Replacement Therapy in the current AAT-Deficiency market (the current p-AAT market is estimated between $600-700 million);
2.	Type 1 Diabetes (early onset), estimated at $1 billion;
3.	GvHD, estimated at up to $500 million; and
4.	Gout (Treatment Refractory), estimated at $1 billion.

Other indications could include rheumatoid arthritis, inflammatory bowel diseases (which includes Crohn’s Disease and ulcerative colitis), chronic obstructive pulmonary disease (“COPD”) and cardiac remodeling.

Type 1 Diabetes

We believe the preliminary results of the three pilot studies in Type 1 Diabetes using p-AAT demonstrate evidence of AAT’s potential as a treatment for early onset Type 1 diabetes and support our desire to commence development of Fc-AAT as a lower cost, more readily produced and potentially more potent alternative to p-AAT. According to the Juvenile Diabetes Research Foundation International, “over 15,000 children are diagnosed with Type 1 diabetes annually in the U.S. and the rate of Type 1 diabetes incidence among children under the age of 14 is estimated to increase by 3% annually worldwide.” This points to a growing population of early onset diabetics in this country, which we believe could be treated with Fc-AAT.

Cellular Transplantation

Several research groups have studied p-AAT’s effects on reducing transplant rejection and reducing side effects of transplantation in various types of cellular transplants. A study published in the Proceedings of the National Academy of Sciences (“PNAS”) entitled Alpha 1-Antitypsin monotherapy prolongs islet allograft survival in mice (PNAS August 23, 2005 Lewis et al) illustrated that p-AAT could be effective in prolonging islet cell transplants by reducing or eliminating cellular transplantation rejection.

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

GvHD

GvHD commonly occurs as an adverse event in bone marrow transplantation patients. Bone marrow transplantation is often performed on late stage cancer patients who have failed alternative therapies. Bone marrow is the soft tissue inside bones that stores stem cells that eventually develop into blood cells that are responsible for immune response. A bone marrow transplant can be from the patient or from a matched donor. A bone marrow donor other than an identical twin is normally a close, but not exact match to, a recipient’s bone marrow. Differences between the donor’s and recipient’s bone marrow can cause T cells (a type of white blood cell) to attack the recipient’s body due to the foreign bone marrow being recognized as a foreign substance by the T cells. Acute GvHD generally starts within the first three months after transplantation, while chronic GvHD typically starts about three months after transplantation. GvHD can last three years or longer after transplantation.

Once a recipient has received a bone marrow transplant, the recipient typically takes steroid drugs that suppress the immune system, reducing the severity or risk of incurring GvHD. Acute symptoms of GvHD can include abdominal pain and cramps, diarrhea, fever, jaundice, skin rash, vomiting and weight loss. Chronic symptoms can include dry eyes and mouth, hair loss, hepatitis, lung and digestive tract disorders and skin rash. Increased rates of infection due to immune system suppression during and after the transplant procedure can be common. Complications can include severe damage to the liver, lung or digestive tract, severe infection and severe lung disease. Some of these complications can lead to death. Mortality rates from GvHD depend on the degree of severity.

Preliminary animal studies performed by our researchers indicate that p-AAT reduces the onset of GvHD in bone marrow transplant models. We have patent applications filed in the U.S and Europe for the use of p-AAT to treat this disease.

According to GlobalData – “Graft Versus Host Disease (GvHD) Therapeutics – Pipeline Assessment and Market Forecasts to 2018,” “the GvHD global market for 2010 was estimated at $261 million with an estimated compound annual growth rate (“CAGR”) of 11.3%. For 2018, the GvHD global market is estimated to be $615 million based on the CAGR of 11.3%.”

Cardiac Remodeling

Myocardial infarction (“MI”) or acute myocardial infarction (“AMI”), commonly known as a heart attack, results from the interruption of blood supply to a part of the heart, typically resulting in some heart cells dying and/or scarring of the heart due to remodeling in areas where the heart cells have died (infarct). This is most commonly due to occlusion (blockage) of a coronary artery following the rupture of a vulnerable atherosclerotic plaque, which is an unstable collection of lipids (cholesterol and fatty acids) and white blood cells (especially macrophages) in the wall of an artery. The resulting ischemia (restriction in blood supply) and ensuing oxygen shortage, if left untreated for a sufficient period of time, can cause severe damage or death (infarction) of heart muscle tissue (myocardium) and remodeling which can result in non-functional regions of the post-MI heart.

In initial animal models completed by our research scientists, the infarct was reduced by approximately 50% after a single dose of p-AAT. According to the Center of Disease Control and Prevention (the “CDC”), “heart disease is the leading cause of death for both men and women, with the estimated cost of heart disease in the U.S. of $316 billion in 2010.” We are currently pursuing a patent application in this indication.

Inflammatory Bowel Disease

Inflammatory bowel disease (“IBD”) is a group of inflammatory conditions of the colon and small intestine. The major types of IBD are Crohn's disease and ulcerative colitis.

Preliminary data in IBD animal models demonstrated that p-AAT reduced side effects of IBD and alleviated IBD in the animals. One of the side effects of IBD reduced by p-AAT was weight loss or wasting. We are currently seeking patent protection related to these observations.

According to the CDC, “the prevalence rate for IBD is estimated at 396/100,000 persons in the U.S. and that approximately 1.4 million persons are affected by IBD. Overall healthcare costs for IBD in the U.S. are estimated at $1.7 billion.”

License and Sponsored Research Agreements

Fc-AAT

We hold two, exclusive licenses with RUC covering patent applications covering composition of matter and methods of use of Fc-AAT 2 and Fc-AAT 3, respectively. During the fiscal year 2013, we funded research of Fc-AAT 2 and Fc-AAT 3 with RUC and an outside investigator in the amount of approximately $300,000.

Bacterial Disorders

We hold an exclusive license with RUC covering a patent and patent applications for the use of p-AAT in the treatment and/or prevention of certain bacterial disorders (the “Bacterial License”). From our inception, we funded approximately $1.1 million in sponsored research under an SRA, which was completed during the fiscal year ended March 31, 2010. In the future, we do not anticipate funding any further research in bacterial disorders.

Viral Disorders

We hold an exclusive license with RUC covering patents and patent applications for the use of p-AAT in the treatment and/or prevention of certain viral disorders (the “Viral License”).

On August 18, 2010, we entered into an SRA with RUC to perform studies to determine the biological activity of AAT as an inhibitor of influenza infection (the “Viral SRA”). We were required to make quarterly payments over a two-year period to RUC which totaled approximately $440,000.

On June 8, 2011, we gave written notice to RUC terminating the Viral SRA. On December 29, 2011, we executed a settlement agreement (the “Settlement Agreement”) with RUC to satisfy all obligations due under the Viral SRA in the amount of $140,000. This obligation was settled and paid in full in June 2012. In the future, we do not anticipate funding any further research in viral disorders.

Cellular Transplantation

We hold an exclusive license with RUC covering patent applications for the use of p-AAT in the treatment of cellular transplantation rejection and graft rejection (the “Graft License”). The transplantation procedures include cellular transplantation, including bone marrow, as well as pancreatic islet cells, among others. We are currently pursuing patent rights under this license agreement for the treatment of cellular transplantation and graft rejection disorders, including GvHD, in the U.S., Canada and Europe.

Diabetes

We hold a license to an issued patent for the treatment of diabetes (Types 1 and 2) using p-AAT (the “Diabetes Patent”) with Bio Holding (the “Diabetes License”). Bio Holding is majority-owned by Dr. Leland Shapiro, who is the inventor on the Diabetes Patent. Dr. Shapiro is an Associate Professor of Medicine at the University of Colorado Denver and a staff physician at the Veterans Affairs Medical Center in Denver.

License Payments and Commitments

To date, the following consideration has been paid related to our license agreements with RUC and Bio Holding:

License	License fee	SRA payments	Fair value of equity securities	Total

Bacterial	$20,000	$1,097,460	$64,301	$1,181,761

Graft	$34,736	$-	$698,939	$733,675

Fc-AAT	$31,154	$437,500	$-	$468,654

Viral	$25,000	$150,000	$-	$175,000

Diabetes	$25,000	$88,000	$5,590,980	$5,703,980

	$135,890	$1,772,960	$6,354,220	$8,263,070

Future royalty obligations under our license agreements with RUC and Bio Holding are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (5)	Sublicense Royalties (6)

Bacterial (1)	Bacterial disorders and various therapeutic indications treated with Fc-AAT	$25,000 per year starting September 30, 2013	(2)	4% of Net Sales	20%
Graft (1)	Cellular transplantation /graft rejection (including GvHD)	$15,000 per year starting September 30, 2013	(2)	3% of Net Sales	20%
Fc-AAT (1)	Various therapeutic indications	$15,000 per year starting September 30, 2013	(2)	2.5% of Net Sales	20%
Viral (1)	Viral disorders	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%
Diabetes (4)	Diabetes	None	None	4% of Gross Revenues	30%

(1) Licensed to us by RUC.

(2) Payable as follows: $25,000 for each therapeutic indication upon the initiation of a Phase II clinical trial; $100,000 for each therapeutic indication upon the initiation of a Phase III clinical trial; $200,000 upon the approval of any licensed product by the U.S. FDA (or foreign equivalent).

(3) Payable as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first therapeutic indication. For the second therapeutic indication, 100% of the milestone royalties shall be paid, and for subsequent therapeutic indications 50% of the milestone royalties shall be paid.

(4) Licensed to us by Bio Holding.

(5) Calculated based on direct net sales of product by Omni.

(6) Calculated based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Research and Development Expense

For the fiscal years ended March 31, 2013 and 2012, we incurred approximately $297,000 and $398,000, respectively, in research and development expenses. For the fiscal year ended March 31, 2013, the vast majority of expenses pertained to our Fc-AAT development program. For the fiscal year ended March 31, 2012, these expenses included costs incurred for the Diabetes Trial, and sponsored research under the Viral and Diabetes Licenses. In the future, we expect most of our research and development efforts to focus on Fc-AAT development. Further, going forward, we will likely only continue patent prosecution related to diabetes, cellular transplant-related applications and Fc-AAT.

Commercialization and Competition

Principal competitive factors in our industry include:

●	the quality and breadth of an organization’s intellectual property, research and development capabilities;
●	the skill of an organization’s employees, including with respect to commercialization and its ability to recruit and retain skilled employees;
●	the range of capabilities, from target identification and validation to drug discovery and development to manufacturing and marketing; and
●	the availability of substantial capital resources to fund discovery, development and commercialization activities.

We believe that our patent application that claims Fc-AAT as a novel compound(s) provides us reasonable protection as we proceed through a preclinical program to develop one or more Fc-AAT compounds through to an IND. In the future, we anticipate making additional patent application filings, which we believe will provide us additional intellectual property to one or more novel Fc-AAT compounds. In order to proceed with development of Fc-AAT compounds, we will need to raise additional capital and hire additional personnel with experience and expertise in drug development. There is no guarantee that we will be successful in raising the capital required to adequately fund a preclinical drug candidate or that we will be able to attract and retain qualified personnel.

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

We are aware that a number of pharmaceutical companies have been attempting to develop a successful recombinant form of AAT over the past 10-20 years. Currently, we believe that several are continuing with their research and development efforts and may have filed their drug candidates for IND approval. These companies may include one or more of the current p-AAT Manufacturers and additional larger pharmaceutical companies. All of these competitors have significantly greater financial and legal resources, larger and more experienced research and development departments and experienced marketing, distribution and sales groups. Currently, we believe we are the only company pursuing a recombinant form of AAT using an Fc fusion protein.

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

Employees

As of March 31, 2013, we had two employees, our Chief Executive Officer and Chief Financial Officer, who are both full-time employees. Our Chief Scientific Officer is a part-time consultant.

Recent Developments

May 2013 Financing

On May 31, 2013, we conducted the initial closing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,000,000 shares of our common stock were sold to BOCO Investments, LLC, an existing significant stockholder, in the initial closing. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to us from such sales totaled approximately $1,365,000. We anticipate using the net proceeds from the initial closing for general working capital requirements and certain research and development projects

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports, proxy statements, and other information with the SEC. Reports, proxy statements and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov. You may also access the reports we file with the SEC, free of charge, in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

Our investor relations department can be contacted at our principal executive office located at 5350 South Roslyn, Suite 430, Greenwood Village, CO 80111. Our investor relations phone number at our headquarters is (720) 488-4754 and our website is www.omnibiopharma.com.

ITEM 1A.     RISK FACTORS.

Our short and long-term success is subject to many factors beyond our control. If any of the following risks, as well as any risks described elsewhere in this Annual Report on Form 10-K, actually occur, our business, financial condition or results of operations could suffer. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

Financial Risks

We are in the early stages of drug development and we may not be able to generate revenues and may never become profitable.

The development and commercialization of new drugs is highly competitive and speculative. As a development stage company, we have not had any revenue, nor have we commercialized any products, and have incurred losses in each year since our inception. Our net losses were $7.5 million and $5.4 million for the fiscal years ended March 31, 2013 and 2012, respectively, and as of March 31, 2013, we had an accumulated deficit of $44.0 million. As a result of these factors, for the fiscal year ended March 31, 2013, our independent registered public accounting firm has included an explanatory paragraph within their report issued on our financial statements, which expressed substantial doubt about our ability to continue as a going concern (“going concern qualification”).

Provided that sufficient funding is available, we expect to continue to incur significant operating losses in the foreseeable future, as we continue our research activities, conduct the development of, and seek regulatory approvals for, treatment methods and potential new compounds. The likelihood of our success must be considered in light of the expenses, difficulties and delays frequently encountered in connection with development stage companies and the competitive environment of the life sciences industry. There can be no assurance that we will be able to develop a revenue source in the near term or at all or that our operations will become profitable.

To continue our operations, pursue our current business strategy and continue developing our products, we will need substantial additional funding in the future. If we do not obtain this funding on acceptable terms or at all, we may not be able to continue our business or generate sufficient revenue to recover our investment in our product development efforts.

We have expended, and will continue to expend, substantial funds to conduct our preclinical drug studies, which includes research and development programs, scale-up synthesis and purification and safety and toxicity testing of Fc-AAT 2 and other related molecules. To date, we have financed our operations through the issuance of equity and debt securities. We will need additional financing to fund our operating expenses, pursue our patent applications and continue our scientific research. We may not be able to obtain additional financing on acceptable terms, or at all. If we do not raise additional funding in the near term, we will be forced to cease our operations, liquidate our assets and/or declare bankruptcy. If we are able to raise additional funds by issuing equity securities or securities convertible into equity, the new equity securities may dilute the interests of our existing stockholders. Debt or preferred stock financing, if available, may involve agreements containing covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures or declaring dividends.

In the long term, we will most likely need to partner with another pharmaceutical company in order to have sufficient funding to pursue additional clinical trials, pursue FDA approval for our products and product uses, and bring our products to market, and we make no assurance that we will be able to achieve such a partnership.

Our need for additional funding will depend on many factors, including, without limitation:

●	the amount of revenue or cost sharing, if any, that we are able to obtain from others, and the time and costs required to achieve those revenues;
●	the timing, scope and results of pre-clinical studies and clinical trials;
●	the size, cost and complexity of our scientific development programs;
●	the time and costs involved in obtaining regulatory approvals;

●	the time and costs related to scaling up productions;
●	the costs of launching our products;
●	the costs of commercializing our products, including marketing, promotional and sales costs;
●	our ability to establish and maintain collaborative partnerships;
●	the costs involved in filing, prosecuting, maintaining and enforcing patent rights; and
●	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

●	be unable to operate as a going concern;
●	delay, scale back or eliminate some or all of our research and development programs;
●	delay, scale back or eliminate some or all of our commercialization activities;
●	delay, scale back or eliminate pursuit of some or all of our patent application rights;
●	lose rights under existing licenses;
●	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
●	cease operations, liquidate our assets or declare bankruptcy.

We may be unable to accurately estimate our future operating expenses and/or our research and development costs, which could lead to unanticipated cash shortfalls.

Our operating expenses and research and development costs could fluctuate significantly or be significantly higher than forecasted expenses and costs. Many factors are outside of our control and include:

●	the time and resources required to develop our product candidates, conduct preclinical and clinical trials, obtain regulatory approvals and create effective commercialization opportunities;
●	the expenses we incur for research and development required to develop our drug candidates and to maintain and improve our technology;
●	the costs to attract and retain personnel with the skills required for effective operations; and
●	the costs of preparing, filing, prosecuting, maintaining and enforcing patent rights and other patent related costs, including litigation costs and the results of such litigation.

We may not have sufficient cash to satisfy the principal on the BOCO Note, and a failure to make required payments on the BOCO Note could cause us to be in default of the BOCO Note and BOCO could foreclose on our assets.

In May 2012, we issued approximately $1.0 million of Convertible Notes in a private placement. In addition, in October 2012, we issued a Senior Secured Convertible Promissory Note to BOCO Investments, LLC (the “BOCO Note”) in an amount of $600,000.  Principal and interest on the Convertible Notes may be paid in our discretion in cash or shares of our common stock; however, principal on the BOCO Note may only be repaid in cash.  There is no assurance that we will have sufficient cash or other assets to satisfy the principal payments on the BOCO Note at its maturity.  If we are unable to repay the BOCO Note at its maturity, we will be in default under the BOCO Note and BOCO Investments, LLC could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets.

Product Development and Commercialization Risks

We may be unsuccessful in commercializing our products. If we are unable to commercialize our products, we may not be able to recover the large investment that we plan to make in our product development efforts.

We will likely have to make substantial expenditures before we are able to generate any revenue from Fc-AAT 2 or other related molecules. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. There can be no assurance that the costs of testing and studies will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing Fc-AAT 2 or other related molecules, we may be unable to recover the large investment we have made and plan to make in research and development efforts.

Our ability to develop and commercialize products will depend on our ability to:

●	hire and retain the necessary personnel to manage our research and development efforts;
●	complete laboratory testing and human studies;
●	obtain and maintain necessary intellectual property rights to our products;
●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;
●	obtain a strategic partner for future funding or a potential licensing or sub-licensing arrangement with an existing commercial pharmaceutical company;
●	enter into arrangements with third parties to manufacture our products; and
●	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

Our successful commercialization and product development efforts depend on the issuance of patents and development of compositions of matter related to Fc-AAT 2 or other related molecules, and our ability to market our products with the assistance of collaborators or strategic partners.

Our product development depends on our ability to successfully develop new compositions of matter and on the marketability, commercialization and profitability of such product(s). Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include, without limitation, the following:

●	These technologies or any or all of the products based on these technologies may be ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;
●	The products, even if safe and effective, may be difficult to manufacture on a large scale or uneconomical to market;
●	Proprietary rights of third parties may prevent us from obtaining issued patents; exploiting technologies or marketing products; and
●	Third parties may market superior or equivalent products.

In addition, successful commercialization of our products depends on the issuance of patents to protect our technology. See risk factor below titled “The majority of our patent applications covered under our license agreements have not issued and may never issue.”

We have never successfully marketed any products. If we develop products that can be marketed, we intend to market the products with the assistance of collaborators or strategic partners. If we decide to market any products, we will incur significant additional expenditures and commit significant additional management resources to establish a sales force. For any products that we market together with partners, we will rely, in whole or in part, on the marketing capabilities of those partners. We may also contract with additional third parties to market certain of our products or uses of certain products. Ultimately, we and our partners may not be successful in marketing our products. We may not be successful in some or all of these initiatives, and as a result, we may fail to produce adequate or any revenue to sustain our business.

We may require, and may not be able to obtain, substantial additional financial resources in order to carry our products into clinical trials, and our clinical trials may not be successful.

Conducting clinical trials is a lengthy and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through the use of animal models and human clinical trials that the product is both effective and safe for use in humans. We will incur substantial additional expenses for and devote a significant amount of time to these studies.

Before a drug may be marketed in the U.S., a drug must be subjected to rigorous preclinical testing. The results of these studies must be submitted to the FDA as part of an IND, which is reviewed by the FDA before clinical testing in humans can begin. The results of preclinical studies do not predict clinical success. A number of potential drugs have shown promising results in early testing, but most have subsequently failed to obtain necessary regulatory approvals and this could happen to our products. Data obtained from tests is susceptible to varying interpretations, which may delay, limit or prevent regulatory approval. Regulatory authorities may refuse or delay approval as a result of many other factors, including changes in regulatory policy during the period of product development.

If an IND is obtained, completion of human clinical trials may take several years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including, without limitation:

●	our ability to timely raise necessary funding;
●	our inability to provide sufficient quantities and/or quality of materials for use in clinical trials;
●	variability in the number and types of patients available for each study;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	unforeseen safety issues or side effects;
●	poor or unanticipated effectiveness of products during the clinical trials; or
●	government or regulatory delays.

Our product development costs will also increase if we experience delays in testing or approvals. We do not know whether potential clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays could allow our competitors to bring their products to market before we do and impair our ability to commercialize our products or product candidates.

Because we will depend on third parties to perform scale-up synthesis, safety and toxicity testing and to conduct our human studies of Fc-AAT, we may encounter delays in, or lose some control over, our efforts to develop products.

We do not have the financial or technical abilities to independently conduct the clinical trials required to obtain regulatory approval for our products. We expect to contract with third-party research organizations to conduct all of our preclinical development work for Fc-AAT 2 and, if successful in the preclinical stage, to conduct human clinical studies. If we are unable to obtain necessary services on acceptable terms, or at all, we may not complete our product development efforts in a timely manner.

Because we will rely on third parties for successful execution of our preclinical and human clinical trial studies, we will not be able to control many aspects of their activities. We will, however, remain responsible for ensuring that each of our clinical trials is conducted in accordance with the general investigational plan and protocols for the trial, and the FDA requires us to comply with certain standards, commonly referred to as “Good Clinical Practices,” for conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of trial participants are protected. Our reliance on third parties that we do not control will not relieve us of these responsibilities and requirements. Third parties may not complete activities on schedule, or may not conduct our clinical trials in accordance with regulatory requirements or our stated protocols. The failure of these third parties to carry out their obligations could delay or prevent the development, approval and/or commercialization of our product candidates.

Our insurance policies are expensive and protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

We carry insurance based on management’s and our Board’s assessment of related risk that our business may encounter. Currently, we believe overall coverage to be adequate based on our stage of development. Our lack of liquidity generally requires us to pay higher than average premiums for certain insurance policies. In addition, such policies contain deductibles that we consider significant to our cash available for operations. In the future, we do not know if we will be able to obtain insurance with adequate levels of coverage or, if available, able to afford the premiums. Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Our business and products may subject us to product liability claims.

We will face an inherent risk of product liability exposure related to the testing of our product candidates in clinical trials and will face increased risk if we commercially sell any products that we develop. Although, we intend to obtain and maintain product liability insurance to protect us, we may be unable to maintain such insurance, or it may not cover certain potential claims against us.

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

Any products that we bring to the market may not gain market acceptance by physicians, patients, healthcare payors and others in the medical community. If these products do not achieve an adequate level of acceptance, we may not generate material product revenue and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

●	the prevalence and severity of any side effects;
●	the efficacy and potential advantages of alternative treatments;
●	the prices of our product candidates;
●	the willingness of physicians to prescribe our products; and
●	third-party coverage or reimbursement.

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

There are approved products on the market for most of the diseases and indications for which we are developing products. In many cases, these products have well known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. Large pharmaceutical companies have greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property Risks

We rely on licenses to patents and patent applications for future commercialization and the loss of these licenses could have material adverse effect on our business.

If we breach or fail to perform the material conditions of our licensing arrangements covering intellectual property, including our payment obligations or fail to extend the term of these arrangements, we may lose all or some or all of our rights to such intellectual property, and such loss would have a material adverse effect on our business. If we lost our rights to such intellectual property, we would need to find existing alternative, non-infringing technology, if any exists, or develop new technology ourselves. The pursuit of any such alternative would cause significant delay in the development and commercialization of our proposed products.

The majority of our patent applications covered under our license agreements have not issued and may never issue.

For the primary indications that we are pursuing, we currently hold a license to only one issued patent, which is for the treatment of diabetes using p-AAT in the U.S. only. We are hopeful that patent applications in the U.S. and Europe covering the treatment of cellular transplantation and graft rejection, including GvHD, will issue in 2013, but there can be no assurance that these will issue in 2013 or at all.

We do not own nor do we have a license to an issued patent covering Fc-AAT 2 or Fc-AAT 3. We have filed U.S., Canada and Europe patent applications covering composition of matter and methods of use for Fc-AAT-2 (the “Fc-AAT 2 Patents”) and in January 2013, filed a PCT patent application covering Fc-AAT-3 (the “Fc-AAT 3 Patent”). The Fc-AAT 2 Patents have a priority date of August 26, 2004 and are in the final stage of “office action” in the respective countries. The outcome of their issuance or rejection is expected in 2013. If the Fc-AAT 2 Patents do not issue, it would likely leave us without commercial opportunities for Fc-AAT 2, and we would have to focus our efforts on developing Fc-AAT 3 and related patent prosecution. Prosecution for the Fc-AAT 3 Patent has not reached national stage and it could take up to two years for final actions to occur. The Fc-AAT 3 Patent has a priority date of January 7, 2013.

Claims pursued in all of our patent applications may be determined to be unpatentable for all cases, or if issued, subsequently found to be invalid. The claims pursued in these applications may be the subject of interference proceedings by the United States Patent and Trade Office (“USPTO”) or other international patent agencies, which determine the priority of inventions and, thus, the right to a patent for technology.

Our commercial success will depend on our ability to operate without infringing the proprietary rights of other parties.

Legal standards relating to the validity of patents covering pharmaceutical and biotechnological inventions are stringent and continuously evolving due in part to recent case law decisions. The patent position of a biotechnology company is susceptible to uncertainty and involves complex legal and factual questions.

We may have to initiate arbitration or litigation to enforce our patent and license rights. If our competitors file patent applications that claim technology also claimed by us, we may have to evaluate priority of the applications. Alternatively, we may have to participate in interference or opposition proceedings to determine the priority of invention regarding earlier applications filed prior to the change in the USPTO to First to File instead of First to Invent. An adverse outcome could subject us to significant liabilities to third parties and require us to cease using the licensed rights or to license the disputed rights from third parties. We may not be able to obtain any required licenses on commercially acceptable terms, or at all.

The cost to us of any litigation or proceeding relating to patent rights, even if resolved in our favor, could be substantial and in excess of our financial resources. Uncertainties resulting from the initiation and pursuit of any patent litigation could have a material adverse effect on our ability to compete in the marketplace. If we are unable to obtain a license to the patented technology we need, or are unable to obtain a license on terms we consider to be acceptable, or if we were unable to design our products or processes to avoid infringement of such patented technology, our business could be harmed.

Patents in the U.S. have a 20-year life from the date of filing of the non-provisional patent application. In addition, in the U.S. and Europe, patents to certain biologics may qualify for 10 to 12 years of extended life irrespective of the standard 20-year life of patents. Our ability to generate revenue or royalties from a potential sub-licensor of our licensed patents will largely be based upon the value as determined by the remaining patent life of each patent or patent application.

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

The U.S. government and other governments have shown significant interest in pursuing healthcare reform. Any government-adopted reform measures could adversely impact:

●	the pricing of healthcare products in the U.S. or internationally; and
●	the amount of reimbursement available from governmental agencies or other third-party payors.

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

Rigorous and extensive regulation by the FDA and other domestic and foreign regulatory bodies continues after approval, particularly with respect to compliance with “current good manufacturing practices,” reporting of adverse effects, advertising, promotion and marketing. Particularly, we and any third-party manufacturers will be required to comply with the FDA’s regulations covering manufacturing, design, testing, production, control, quality assurance, labeling, packaging, storage and shipping of the products for which we obtain approval. These regulations are enforced through periodic inspections. Even if regulatory approval of a product is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Discovery of previously unknown problems or failure to comply with the applicable regulatory requirements may result in restrictions on the marketing of a product or withdrawal of the product from the market, as well as possible civil or criminal sanctions.

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

We are highly dependent on the services of our senior executive officers, particularly our CEO, Dr. Bruce Schneider, PhD., and our Chief Scientific Officer, Dr. Charles Dinarello, MD. If either of them decides to terminate his business relationship with us, it could delay research and development efforts and the commercialization of our products, or prevent us from becoming profitable. Competition for qualified individuals is intense among pharmaceutical and biotechnology companies, and the loss of qualified individuals or an inability to attract, retain and motivate additional highly skilled individuals required for the expansion of our activities could hinder our ability to complete human studies successfully and develop marketable products. Currently, we do not carry key-man life insurance policies on any of our key personnel.

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

Risk Related To BioMimetix Pharmaceutical, Inc.

BioMimetix is a privately-held, development stage biopharmaceutical company and may fail to provide a financial return to us.

BioMimetix was formed in 2011 and as of March 31, 2013, had raised a total of $3.0 million from inception, $1.5 million of which was provided by us. BioMimetix is a preclinical company and to continue its development and commercialization efforts, it will need to raise additional significant capital. There can be no assurance that BioMimetix will be successful raising additional capital on acceptable terms or at all. If BioMimetix is not successful in either raising additional capital or generating sufficient revenue in the near term, it may be forced to cease operations and our investment would become worthless.

We own 187,500 shares of BioMimetix’s common stock of which 149,625 are pledged as collateral to our outstanding convertible notes. If Omni were to cease its operations or default on these convertible notes, all of these pledged shares would be owned by our collateral agent, and proceeds from the sale of these shares, if any, would be paid directly to the note holders and not to shareholders.

As of March 31, 2013, we performed a formal analysis for impairment related to the BioMimetix Investment, and concluded that a full impairment of the carrying value of $282,297 was necessary as a result of BioMimetix’s insolvent condition and current and long-term contractual commitments as of March 31, 2013. BioMimetix is being funded on a short-terms basis by its founder and CEO, who was also our former CEO.

Risks Related To Our Common Stock

Insiders control a significant portion of our common stock and their interests may differ from those of other stockholders.

As of June 10, 2013, our executive officers and directors as a group beneficially own approximately 20.7% and two other deemed affiliates own collectively approximately 51.3% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). The interests of these stockholders may not always coincide with the Company’s interests or the interests of other stockholders. The sale or prospect of sale of a substantial number of the shares could have an adverse effect on the market price of our common stock.

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

During our prior two fiscal years, our common stock price has ranged from $0.17 to $3.88 per share, and our common stock has a low trading volume. The future market price of our common stock could fluctuate widely because of:

●

the minimal amount of “public float” in our common stock, which is significantly affected by the majority of our shares being restricted from sale except for exemptions provided under Rule 144 of the Securities Act of 1933, as amended;

●	future announcements about us or our competitors, including the results of testing, technological innovations or new commercial products;
●	negative regulatory actions with respect to our potential products or regulatory approvals with respect to our competitors’ products;
●	changes in government regulations;
●	changes in general economic conditions and in the biotechnology industry;
●	developments in our relationships with our partners;
●	developments affecting our partners;
●	announcements relating to health care reform and reimbursement levels for new drugs;
●	our failure to acquire or maintain proprietary rights to the gene sequences we discover or the products we develop;
●	litigation; and
●	public concern as to the safety of our products.

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

Our business plan requires us to raise a substantial amount of capital to develop our products, and the issuance of additional equity securities or securities convertible into or exercisable for equity securities would result in dilution of then-existing stockholders’ equity interests in us. We may issue shares to raise capital as acquisition consideration, employee incentives or compensation or for other corporate purposes. Our board of directors has the authority to issue, without vote or action of stockholders, up to 200,000,000 shares of common stock and 5,000,000 shares of preferred stock. We may issue preferred stock in one or more series, and the board of directors has the ability to fix the rights, preferences, privileges and restrictions of any such series. Any such series of preferred stock could contain dividend rights, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences or other rights superior to the rights of holders of our common stock.

The applicability of "penny stock rules" to broker-dealer sales of our common stock may have a negative effect on the liquidity and market price of our common stock.

Trading in our shares is subject to the "penny stock rules" adopted pursuant to Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which apply to companies that are not listed on an exchange and whose common stock trades at less than $5.00 per share or which have a tangible net worth of less than $5,000,000 or $2,000,000 if they have been operating for three or more years. The penny stock rules impose additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and institutional accredited investors. For transactions covered by this rule, a broker-dealer must make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to sale. Consequently, the penny stock rules will affect the ability of broker-dealers to sell shares of our common stock and may affect the ability of stockholders to sell their shares in the secondary market, as compliance with such rules may delay and/or preclude certain trading transactions. The rules could also have an adverse effect on the market price of our common stock.

These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. Many brokers may be unwilling to engage in transactions in our common stock because of the added disclosure requirements, thereby making it more difficult for stockholders to dispose of their shares. It may also be difficult to obtain accurate information about, and/or quotations as to the price of our common stock.

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

ITEM 2.     PROPERTIES.

We currently lease approximately 1,100 square feet of office space for our corporate office. This lease expires on January 31, 2014. Our address is 5350 South Roslyn Street, Suite 430, Greenwood Village, CO 80111.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the OTCBB and the OTCQB exchanges maintained by the Financial Industry Regulatory Authority under the symbol OMBP. The following table sets forth the range of high and low bid prices for our common stock during each calendar quarter in the fiscal years ended March 31, 2013 and 2012. The figures have been rounded to the nearest whole cent.

	High	Low
Fiscal Year 2013

March 31, 2013	$0.50	$0.28
December 31, 2012	$0.50	$0.20
September 30, 2012	$0.60	$0.17
June 30, 2012	$1.84	$0.40

Fiscal Year 2012

March 31, 2012	$3.00	$1.36
December 31, 2011	$3.88	$1.03
September 30, 2011	$2.00	$1.00
June 30, 2011	$3.49	$1.20

Number of Shareholders of Record and Dividends

The number of shareholders of record of our outstanding common stock as of June 4, 2013 was approximately 400. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. We have never declared nor paid any dividends with respect to our common stock and we do not anticipate paying dividends in the foreseeable future.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and is widely believed to be the body’s most powerful anti-inflammatory protein. p-AAT has a greater than 25-year safety record as an approved treatment for emphysema in AAT-deficient patients, which is a market of approximately $600 to $700 million worldwide. We hold licenses for method of use patents and patent applications (“Use Patents”) of p-AAT in the following indications: Type 1 and Type 2 diabetes, cellular transplantation and graft rejection (which includes “graft versus host disease” “GvHD”), radiation protection, certain bacterial and viral diseases, myocardial remodeling and inflammatory bowel disease.

In 2011, we began funding research and development of a synthetic form of AAT (“Fc-AAT”). We believe the successful characterization and development of an Fc-AAT compound would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited, to those noted above. Fc-AAT has been shown to be 40-50x more potent than p-AAT in certain animal models of gout. The currently manufactured versions of p-AAT are approved for the treatment of emphysema in patients with genetically deficient levels of naturally circulating AAT. This disease is referred to as “AAT-Deficiency.” Such treatments require weekly IV dosing in a doctor’s office or infusion clinic and cost in excess of $100,000 per year. If successful, we believe our Fc-AAT molecule would be a highly competitive drug to p-AAT, which could be self-administered subcutaneously and given less frequently, manufactured at a significantly lower cost and without the limitations of p-AAT, and priced flexibly.

Research and Development

In 2011, we completed initial findings of a human clinical trial using p-AAT for the treatment of Type 1 Diabetes (the “Diabetes Trial”). The preliminary results of the Diabetes Trial demonstrated positive benefit in medically important endpoints that included stabilization of otherwise declining c-peptide levels and a decrease in the insulin requirement in certain patients having recent onset of Type 1 diabetes. Two other organizations, the Immune Tolerance Network (“ITN”), a joint development organization funded by the National Institutes of Health and the Juvenile Diabetes Organization, and Kamada, Ltd., a current p-AAT manufacturer, have conducted similar Type 1 diabetes clinical trials over the past three years with similar positive results as to stable c-peptide levels and decreased insulin usage.

An important outcome of the research that we have supported over the past several years has been to confirm in both animal models and in human studies that p-AAT has potent anti-inflammatory and immune modifying activity of use to treat many disease conditions. A substantial medical literature base now exists demonstrating that p-AAT (e.g. commercially available or plasma purified) should be effective in the treatment of a number of common diseases, including diabetes. We believe these findings in combination with p-AAT’s proven safety record in human subjects provide a strong foundation to support using it to treat diseases and conditions that we have licenses to pursue.

In the near term, we intend to sponsor two multicenter trials in patients suffering from complications from bone marrow transplantation, referred to as “Graft versus Host Disease” or “GvHD.” There are no satisfactory treatments for patients with this condition and most die within one year of diagnosis. Preclinical animal studies demonstrate a beneficial effect of p-AAT in models of this disease. Thus, a corresponding clinical solution to GvHD would represent a significant medical breakthrough and may even allow the broader use of bone marrow transplants to treat patients with otherwise lethal forms of leukemia.

In the second half of 2011, we began to fund research and development for our Fc-AAT compound. In January 2013, we chose a specific form of the Fc-AAT molecule as our lead molecule (“Fc-AAT 2”) and have placed it into preclinical development. Fc-AAT 2 is analogous to the highly successful drug, Enbrel®, in that a naturally occurring human protein is fused to the Fc portion of an immunoglobulin antibody in order to increase potency and provide for longer lasting blood levels. Worldwide regulatory agencies have a long history of approving recombinant drugs made in this fashion.

We and scientific collaborators associated with us have generated in vitro and in vivo studies that suggest that Fc-AAT 2 is 40-50x more potent than p-AAT in various animal models and may also have a longer duration of effect. If borne out in clinical trials, this could lead to a product that can be made rapidly and in large quantities, is able to be self-administered subcutaneously and is able to be given less often than once per week. Each of these represents a significant competitive improvement over existing plasma-derived products which must be given intravenously, once per week in a doctor’s office or infusion clinic, and are very expensive due to the costs of the products themselves and the costs of the infusion procedures. We are considering several options for the initial clinical trials of Fc-AAT 2 with Type 1 diabetes and GvHD currently being among the most likely. We are also exploring a fast to market strategy that would yield a product that could compete with the current plasma-derived versions of AAT for its current use as replacement therapy for patients having genetically deficient levels of AAT. Patent application filings are under review in the U.S., Canada and Europe, and we are hopeful we will have successful issuances later in 2013, although there can be no assurances. If Fc-AAT 2 is successful in being brought to market, it is expected that the Company would have market exclusivity for a minimum of 12 years from the time of introduction in the US and 10 years in Europe.

In January 2013, we completed a global patent application for additional novel Fc-AAT constructs (“Fc-AAT 3”). Fc-AAT 3 will serve as a backup to Fc-AAT 2 and has demonstrated the potential of having still further advantages in clinical performance. If successful as a new Fc-AAT compound, Fc-AAT 3 could carry market protections to 2033 or beyond. There is, however, no assurance that we will be granted a patent on Fc-AAT 3.

Markets and Strategy

Our lead indications for our Fc-AAT compound and their respective approximate pharmaceutical sales in the combined U.S. and European markets are:

●	Replacement Therapy in the current AAT-Deficiency market (current p-AAT market is estimated between $600-700 million);
●	Type 1 diabetes (early onset) – $1 billion
●	Complications due to bone marrow transplantation (GvHD) - $500 million
●	Gout (treatment refractory)- $1 billion

Other significant markets could include rheumatoid arthritis, inflammatory bowel disease (Crohn’s and ulcerative colitis), chronic obstructive pulmonary disease and cardiac remodeling.

We are currently marketing the Use Patents with the current four p-AAT manufacturers (the “p-AAT” Manufacturers”) and have proposed exclusive or non-exclusive licensing terms. We are seeking up-front, milestone and royalty payments. We believe that additional clinical data in alternative uses of p-AAT, such as Type 1 diabetes and GvHD, will be important in both the timing and the amount of remuneration from potential agreements with the p-AAT Manufacturers.

We are poised to pursue the preclinical development of Fc-AAT 2 and have mapped out a detailed plan to do so. We intend to expand our core development capabilities through the use of experienced consultants and contract research organizations. In addition, we are actively exploring alternatives for Fc-AAT 2’s scale-up, which is the critical prerequisite to moving the development program forward to IND-enabling toxicology studies and human trials. Throughout development, we will be looking to partner with medium to large pharmaceutical companies as key milestones are achieved. The development of Fc-AAT is high risk and will require substantial additional funding and there are no assurances that we will be successful in developing a product or generating any revenue.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:

●	Our ability to raise sufficient capital to fund our operations and future research and development of Fc-AAT;
●	The continued expected growth in the biopharmaceutical sector;
●	Our ability to obtain and protect patents covered under our license agreements;
●	Our ability to file and receive additional patent applications for new Fc-AAT compounds that we may discover;
●	Our ability to file for an IND with the FDA;
●	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
●	Our ability to shepherd potential therapies through the FDA approval process;
●	Our ability to compete against companies in our industry with greater resources; and
●	The success of our equity investee, BioMimetix Pharmaceutical, Inc. (“BioMimetix”) in commercializing its product(s).

Results of Operations – Fiscal Year Ended March 31, 2013 Compared to Fiscal Year Ended March 31, 2012

The following discussion relates to our operations for the fiscal year ended March 31, 2013 (“Fiscal year 2013”) as compared to the fiscal year ended March 31, 2012 (“Fiscal year 2012”).

General and administrative expenses - General and administrative expenses for Fiscal year 2013 were $5,422,795, which included $4,174,839 of share-based compensation, as compared to $4,236,956 for Fiscal year 2012, which included $2,919,904 of share-based compensation. As we have disclosed in prior filings, management views exclusion of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for Fiscal year 2013 were $1,274,956 as compared to $1,320,052 for Fiscal year 2012, a decrease of $72,096, or approximately 5%. This decrease was primarily due to lower expenses for Fiscal year 2013 in certain expense categories, most notably salaries and related expenses of approximately $114,000; minimum royalties due under a license agreement of $50,000, of which $50,000 was originally due as of June 30, 2012 and subsequently discharged as of June 30, 2012; legal services associated with due diligence related to our investment in BioMimetix of approximately $21,000; financing costs of approximately $21,000 incurred during fiscal year 2012 from an aborted financing transaction; and legal services related to patent prosecution and intellectual property licensing arrangements of approximately $26,000. Partially offsetting these decreases were increases in consulting services of approximately $112,000 and director and officer liability insurance of $35,000 for Fiscal year 2013.

Research and development expenses – Research and development expenses for Fiscal year 2013 were $297,448 as compared to $398,375 for Fiscal year 2012. This decrease was primarily the result of a decrease from costs incurred in Fiscal year 2012 in a clinical trial in Type 1 diabetes and the termination of a sponsored research agreement in the area of viral disorders. Partially offsetting these decreases were higher expenses incurred in our Fc-AAT development program in Fiscal year 2013.

Non-operating income (expenses) – Net non-operating expenses for Fiscal year 2013 were $1,734,380 as compared to $760,161 for Fiscal year 2012, an increase of $974,219. This increase was comprised of an increase in charges recorded for modifications of investor warrants of approximately $517,000, an increase in the equity loss from BioMimetix of approximately $158,000, an impairment charge related to the Investment in BioMimetix recorded for Fiscal year 2013 of approximately $282,000, increases in interest expense of approximately $114,000 and debt discount amortization of approximately $226,000, both associated with the Convertible Notes and BOCO Note (each as defined below). Partially offsetting the net increase in non-operating expenses were the following non-operating income items recognized for Fiscal year 2013: a gain on sale of an equity interest in a related party of approximately $184,000 and the change in the estimated fair value of derivative liabilities of approximately $139,000 associated with the Convertible Notes and BOCO Note.

Liquidity and Capital Resources

Our consolidated financial statements as presented in Item 15 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development stage status, no revenue recognized since inception or likely to be recognized in the near term, and our inception to date net losses, which total approximately $44.0 million and include non-cash charges of approximately $33.9 million. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

On May 9, 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for cash of $500,000 or $8.00 per share.

Convertible Note Financings

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit. Each Unit was comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share (the “Conversion Price”), and a warrant (the “2012 Warrants”) to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017. In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for cash of $1,062,500. After deducting offering expenses, we raised net cash proceeds of approximately $912,000, of which approximately $440,000 was from a related party.

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

If at any time within 18 months following the final closing of the 2012 Private Placement (the “Final Closing”), we raise certain additional capital (“New Financing”) in excess of $1.0 million at a price that is lower than the Conversion Price, the Conversion Price will be reset to the lower price. Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation. As a result of the financing and related selling price of $0.25 per share of our common stock completed in May 2013, the Conversion Price was reset to $0.25.

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

Financing costs incurred in the 2012 Private Placement included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses, and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes. The estimated fair value of the PA Warrants was calculated using the Black-Scholes pricing model.

On October 31, 2012, we executed a Senior Secured Convertible Promissory Note (the “BOCO Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of the Company, for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “BOCO Conversion Price”). As additional consideration, we issued to BOCO a warrant to purchase 600,000 shares of our common stock (the “BOCO Warrant”), which is exercisable at $1.50 per share through October 31, 2017. After deducting legal fees and offering expenses, including commissions and expenses paid to the placement agent, we netted cash proceeds from the BOCO Note of approximately $533,000.

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

If at any time within 12 months following October 31, 2012 we raise New Financing in excess of $1.0 million at a price per share that is lower than the BOCO Conversion Price, the BOCO Conversion Price will be reset to the lower price. Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, sale of any of our assets and issuance of securities to our employees and directors as equity compensation. As a result of the financing and related selling price of $0.25 per share of our common stock completed in May 2013, the BOCO Conversion Price was reset to $0.25.

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

Financing costs incurred in the execution of the BOCO Note included placement agent cash commissions and related expenses, the estimated fair value of the PA BOCO Warrants and legal expenses, and were recorded as debt issuance costs and are amortized over the term of the BOCO Note. The estimated fair value of the PA BOCO Warrants was calculated using the Black-Scholes pricing model.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents were $343,279 and $133,120 at March 31, 2013 and 2012, respectively.

Cash Flows from Operating Activities

For Fiscal year 2013, net cash used in operating activities was $1,704,048. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $1,247,956, research and development expenses of $297,448 and the final payment of $100,000 under a settlement for a sponsored research agreement. Partially offsetting the net cash used in operating activities was a source of cash from operating activities from an increase of $112,982 in accrued interest related to the Convertible Notes and the BOCO Note.

For Fiscal year 2012, net cash used in operations was $1,612,515. The primary uses of cash from operations were general and administrative expenses excluding share-based compensation, which totaled $1,320,052 and research and development expense of $398,375. For Fiscal year 2012, the primary source of cash was an increase in an accrual recorded for a settlement of a sponsored research agreement.

Cash Flows from Investing Activities

For Fiscal year 2013, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix Stock to BioMimetix. For Fiscal year 2012, our cash used in investing activities was comprised of the $2.0 million investment in BioMimetix.

Cash Flows from Financing Activities

For Fiscal year 2013, we generated $1,445,361 of net cash from financing activities from the Convertible Notes and the BOCO Note. These amounts were net of offering costs of approximately $285,000. For Fiscal year 2012, we generated $3.4 million of cash from financing activities from the 2011 Private Placement. This amount was net of offering costs of approximately $354,000.

May 2013 Financing

On May 31, 2013, we conducted the initial closing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,000,000 shares of our common stock were sold to BOCO Investments, LLC, an existing significant stockholder, in the initial closing. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to us from such sales totaled approximately $1,365,000. We anticipate using the net proceeds from the initial closing for general working capital requirements and certain research and development projects.

GVC Capital served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we will issued the 2013 PA Warrants on the expiration date of the 2013 Private Placement. The 2013 PA Warrants will carry a five year life and contain a cashless exercise provision.

As a result of the purchase price of $0.25 per share from the 2013 Private Placement and under the conversion price terms of the Convertible Notes and the BOCO Note, the respective conversion prices of those notes were reset from $1.00 to $0.25. This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes and the BOCO Note from 1,662,500 to 6,650,000 shares of our common stock.

Current Cash Commitments

We expect that our cash on hand and the cash raised in the 2013 Private Placement will allow us to fund our operations and limited research and development initiatives into the fourth quarter of fiscal year ended March 31, 2014 based on current operating levels and currently budgeted research and development projects. However, we will need additional capital raising to commence full preclinical development of our Fc-AAT program. Funding of the Fc-AAT program is anticipated to require additional capital in the range of $6.5 to $8.0 million over the next two years. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2014.

We intend to approach other pharmaceutical or life science companies for funding a portion of our Fc-AAT program, and potentially funding initial human studies if we are successful in obtaining an IND. Such a partnership(s) or strategic investment would potentially reduce our need to raise external capital. There is no guarantee that we will be successful in creating or maintaining a strategic partner for our Fc-AAT program or that we would obtain adequate or any funding from such a relationship.

BioMimetix

We own a 21.1% equity interest in BioMimetix, which is a privately-held, development stage, preclinical, biopharmaceutical company that was formed in April 2011 and intends to develop a new class of compounds for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy. Our former CEO is the CEO and founder of BioMimetix.

As of March 31, 2013, we conducted a formal impairment analysis of the BioMimetix investment and concluded that, as a result of BioMimetix’s financial condition and outstanding current and long-term commitments, a full impairment of the carrying value was warranted. Accordingly, we recorded an impairment charge in the amount of $282,297 for Fiscal year 2013.

Modification of Certain Investor Warrants

On March 25, 2013, our Board of Directors approved the amendment of certain warrants to purchase an aggregate of 5,610,000 shares of our common stock (the “Warrants”) to extend the expiration date of the Warrants from March 31, 2014 to March 31, 2017. 3,740,000 and 1,870,000 of the Warrants are exercisable at $0.50 and $1.00 per share, respectively. All other terms of the Warrants remain unchanged. Substantially all of the Warrants are held by greater than 10% shareholders of the Company.

We accounted for the extension of the expiration date of the Warrants as a modification and recorded a charge for the year ended March 31, 2013 for the incremental change between the estimated fair value of the Warrants immediately before and after the modification. The estimated fair values of the Warrants immediately before and after the modification were calculated using the Black-Scholes pricing model, and the total charge recorded was $658,339, of which $651,339 pertained to related parties.

Off-Balance Sheet Arrangements

As of March 31, 2013, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 15 in this report. The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation; modification to terms of stock options or warrants; research and development cost; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include warrants and derivatives.

Share-based Compensation

A significant amount of our general and administrative expenses for Fiscal year 2013 and Fiscal year 2012 is comprised of share-based compensation in the amounts of $4,471,839 and $2,916,904, respectively, related to warrants to purchase shares of our common stock issued to employees, consultants and directors. We have computed the share-based compensation charges using the Black-Scholes pricing model, which incorporates estimates as to the expected term that a warrant holder will hold a warrant and the expected volatility of a company’s stock price over a specified term.

In the near term, we are likely to issue more equity instruments, which may be in the forms of common stock with detachable warrants, convertible debt with detachable warrants or convertible preferred with detachable warrants. These potential types of transactions require extensive analysis to determine the proper asset, liability and/or equity classification and the application of estimates in deriving values to be assigned under the Black-Scholes pricing model. Future issuances of these transactions may result in significant expenses being recorded in our consolidated financial statements.

Modifications to Share-based Awards

In Fiscal year 2013 and Fiscal year 2012, we modified certain terms to certain outstanding investor warrants. We recorded charges related to these modifications based on the estimated fair value of the warrants immediately prior to and after the modification occurred, with any incremental value being charged to expense. We used the Black-Scholes pricing model in this valuation process, and this requires management to use various assumptions and estimates. Future modifications to investor warrant or other share-based compensation transactions may result in significant expenses being recorded in our consolidated financial statements.

Research and Development Costs

A significant amount of our operating expenses has been comprised of costs incurred under sponsored research agreements and clinical trial agreements. For Fiscal year 2013 and 2012, research and development expenses were $297,448 and $398,375, respectively. All research and development costs are charged to expense as incurred.

Capitalized License Costs

Since inception, we have capitalized approximately $111,000 related to direct costs incurred to establish our ability to license potential future patents in the biopharmaceutical areas that are associated with our licenses. We commence amortization of these costs on the earlier of the execution of a license agreement or the date that a patent is applied for and continue the amortization over the expected life of the patents covered under the license arrangement. The assignment of an estimated life to a license is also an estimate that we must monitor as well as the net carrying value of the license. Because we are in development stage and have not generated any revenue or identified which of the licenses may potentially generate revenue, a formal impairment analysis is not practical at this time. We will continue to monitor our license agreements as to the appropriateness of definite lives in relation to patent development and formalize our potential impairment analysis as we correlate evidence as to the potential marketability of product(s) related to our license agreements.

Long-term Assets

We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For Fiscal year 2013, our review included an assessment of the carrying value of our largest non-operating asset, our equity investment in BioMimetix. As previously disclosed under this Item, we recorded an impairment charge related to this investment in the amount of $282,297 for Fiscal year 2013. This assessment required significant estimates and judgment by management.

Convertible Notes and Derivatives

The accounting for the 2012 Private Placement and the BOCO Note involved the valuation of the fair values of the Convertible Notes, the 2012 Warrants, the BOCO Note and the BOCO Warrant based on estimates of their relative fair values as calculated using the Black-Scholes pricing model. We concluded that the conversion features of the Convertible Notes and the BOCO Note met the definition of derivative liabilities that are required to be revalued at the end of each reporting period. The initial valuation, classification and subsequent accounting of these transactions required significant estimates and judgment by management. The value of the associated derivative liabilities will fluctuate based on the closing price of our common stock at each respective quarterly measurement date. Future significant fluctuations in the share price of our common stock and issuances of additional debt or equity transaction that contain derivative characteristics may result in significant expenses being recorded in our consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report, and are incorporated by reference herein.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2013, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As of March 31, 2013, management concluded that our internal control over financial reporting was effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names and ages of each of our directors and executive officers as of June 11, 2013:

Name	Age	Position
Bruce E. Schneider	62	Chief Executive Officer and Director
Charles A. Dinarello	70	Chief Scientific Officer
Robert C. Ogden	52	Chief Financial Officer, Secretary and Treasurer
Vicki D.E. Barone	53	Chairperson of the Board
Michael D. Iseman	74	Director
Michael D. Wort	63	Director
Albert L. Kramer	79	Director
Steven M. Bathgate	58	Director
Michael E. Kamarck	62	Director

The directors named above serve for one-year terms until our next annual meeting of stockholders or their earlier resignation or removal. Information concerning our directors and our executive officers is set forth below:

Bruce E. Schneider, Ph.D has served as our Chief Executive Officer and as a member of our Board of Directors since January 2013. Since 2010, Dr. Schneider has provided R&D executive advisory and business development services to several large and small pharmaceutical companies, including an extensive role with Pfizer where he was engaged to facilitate strategic planning and decision-making for its early drug development pipeline. From 2009 to 2010, he was employed by Pfizer as Executive Vice President & R&D Integration Lead. From 1972 to 2009, he was employed by Wyeth Research, which was acquired by Pfizer in 2009, where he held numerous senior-level R&D positions, including Executive Vice President & Chief of Operations (2002 to 2009), Senior Vice President, Research Operations & Planning (1992 to 2002) and Vice President, Worldwide Clinical Operations (1987 to 1992). Dr. Schneider holds a Ph.D. in Applied Statistics from Temple University and a Sc.B in Applied Mathematics from Brown University. We believe that Dr. Schneider’s extensive pharmaceutical industry experience and emphasis in drug development give him the qualifications and skills to serve as a director.

Charles A. Dinarello, MD has served as our Chief Scientific Officer since March 2011. From March 2009 through March 2011, he served as our Acting Chief Executive Officer and a member of our Board of Directors.  Since 1996, Dr. Dinarello has been Professor of Medicine and Immunology at the University of Colorado Denver. Prior to joining the University of Colorado Denver, he was Professor of Medicine at Tufts University. Dr. Dinarello has published over 700 original research articles on cytokines, particularly interleukin-1 (IL-1) and tumor necrosis factor, and is considered a “founding father” of cytokine biology. Dr. Dinarello currently serves as a director of Techne Corporation (NASDAQ NNM: TECH), a pharmaceutical company, and is a Scientific Advisory Board member of Senesco Technologies, Inc., Source MDx, Inc., GlobeImmune, Inc., and Capstone Pharmaeuticals, Inc. He is also a member of the editorial board of the Proceedings of the National Academy of Sciences.

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

Vicki D.E. Barone has served as the Chairperson of our Board of Directors since March 2009 and is Chairperson of our Audit Committee. From March 2008 until March 2009, she was the Chairperson of the Board of Directors of Apro Bio Pharmaceutical Corporation, our predecessor operating company (“Apro Bio”).  Since 1996, Ms. Barone has served as the Chief Financial and Compliance Officer for GVC Capital where she is also a Senior Managing Partner and a member of the Commitment Committee, and actively manages the corporate finance projects of the firm.  Since 2010, she has served on the board of the National Investment Banking Association, which she also served on from 2005 to 2007, including serving as the Chairperson in 2007 and Secretary and Treasurer in 2006. She is a CPA and a Certified Financial Planner and received a BS in Finance and MS in Accounting from the University of Colorado. We believe that Ms. Barone’s executive, financial and business expertise, including her background as the chairperson of the Board of Directors of another company, give her the qualifications and skills to serve as a director and as the Chairperson of our Board of Directors.

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

Michael D. Wort has served as a member of our Board of Directors since March 2009.  Mr. Wort was a founder of Apro Bio, which commenced operations in February 2006. From October 2008 until March 2009, he was a director of Apro Bio and from October 2008 until December 2008, he served as its Interim Chief Executive Officer. Since March 2013, Mr. Wort has served as Senior Associate of Walbrook PR, a public relations firm. From 2007 to February 2013, Mr. Wort served as the Managing Director of De Facto Communications, a subsidiary of Chime Communications. Mr. Wort’s other prior experience includes various sales, marketing and general management positions with GlaxoSmithKline plc. Mr. Wort received his BSC in Applied Biology and is a Chartered Graduate Biologist in Industrial Microbiology. We believe that Mr. Wort’s management, financial and industry expertise give him the qualifications and skills to serve as a director.

Albert L. Kramer has served as a member of our Board of Directors since March 2009. From April 2008 until March 2009, he was a director of Apro Bio. Since 1993, Mr. Kramer has served as an attorney with the Kramer Law Firm. From 1993 to 2005, Mr. Kramer served as Special Counsel to Syratech Corporation, a designer, manufacturer and importer of table-top, gift-ware and products for home entertaining and decoration. From 2004 to 2008, he served as Chief Counsel to Travelers Marketing, LLC. From 1975 to 1992, Mr. Kramer served as a District Court Judge for the Massachusetts Trial Court. Mr. Kramer received his undergraduate and law degrees from Boston University. We believe that Mr. Kramer’s legal and financial expertise give him the qualifications and skills to serve as a director.

Steven M. Bathgate has served as a member of our Board of Directors since March 2009. From April 2008 until March 2009, he was a director of Apro Bio. Since 1996, Mr. Bathgate has served as Senior Managing Partner of GVC Capital and is one of its founders. Prior to starting GVC Capital, he was Chairman and Chief Executive Officer of Cohig & Associates, Inc., an investment banking firm. Mr. Bathgate currently serves on the board of directors of Creston Resources, Inc. (Pink Sheets: CSTJ) and formerly served on the board of directors of Birner Dental Management Services, Inc. (Nasdaq: BDMS). He received a BS degree in Finance from the University of Colorado. We believe that Mr. Bathgate’s executive and business expertise, including his background as a director for several public companies, give him the qualifications and skills to serve as a director.

Michael E. Kamarck, Ph.D has served as a member of our Board of Directors since January 2013. From 2010 to 2012, Dr. Kamarck was employed by Merck as President of Merck BioVentures and Senior Vice President of Vaccines and Biologics Manufacturing.  From 2001 to 2009, he was employed by Wyeth, where he held various senior executive positions, including President, Technical Operations and Product Supply and was responsible for global technical operations for all of the Wyeth businesses.  Dr. Kamarck also served as a member of the Wyeth Management Committee. Prior to Wyeth, he was employed by Bayer AG for 17 years in a variety of technical and leadership capacities. We believe that Dr. Kamarcks’s significant senior executive experience with large pharmaceutical companies give him the qualifications and skills to serve as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2013, we believe that all filings required to be made during fiscal year ended March 31, 2013 were timely made, except for one Form 4 for Michael Iseman relating to a grant of warrants, one Form 4 for Vicki Barone related to the purchase and settlement of shares by an affiliate of Ms. Barone and the grant of warrants to Ms. Barone and her affiliate, and one Form 4 for Steven Bathgate relating to the purchase and settlement of shares by Mr. Bathgate and his affiliate and the grant of warrants to an affiliate of Mr. Bathgate.

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

Audit Committee

We have a separately-designated standing audit committee comprised of one member, Ms. Barone (Chairperson). The Board of Directors has determined that Ms. Barone is not an independent director in accordance with Nasdaq Stock Market and SEC rules. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the independent auditors, and reviews and approves in advance all audit and non-audit services (other than prohibited non-audit services) performed by the independent auditors. In addition, the Audit Committee reviews and discusses with management and the independent auditors the audited financial statements included in our filings with the SEC; oversees our compliance with legal and regulatory requirements; and meets separately with the independent auditors as often as deemed necessary or appropriate by the Committee. In this regard, the Audit Committee also reviews major issues regarding accounting principles and financial statement presentation, and periodically discusses with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures.

The Board of Directors has determined that Ms. Barone is an “audit committee financial expert” as such term is defined in applicable SEC regulations.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers (“NEOs”) for the fiscal years ended March 31, 2013 and 2012:

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards (1) ($)	All Other Compensation ($)	Total ($)

Bruce E. Schneider (2)	2013	$45,000	$394,111	$-	$439,111
Chief Executive Officer

Robert C. Ogden (3)	2013	$120,000	$124,275	$-	$244,275
Chief Financial Officer	2012	$120,000	$-	$-	$120,000

Charles A. Dinarello (4)	2013	$120,000	$242,324	$-	$362,324
Chief Scientific Officer	2012	$120,000	$-	$-	$120,000

James D. Crapo (5)	2013	$50,000	$143,727	$55,000	$248,727
Former Chief Executive Officer	2012	$120,000	$-	$24,000	$144,000

Steven M. Bathgate (6)	2013	$-	$-	$-	$-
Former Interim Chief Executive Officer

(1)

The amounts shown represent the estimated fair value of common stock purchase warrant awards on the date of grant as calculated using the Black-Scholes pricing model and pursuant to ASC 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 7 to our consolidated financial statements beginning on page F-1 of this report.

(2)

Dr. Schneider became our Chief Executive Officer effective January 1, 2013. Under the terms of his employment agreement, which is for the period from January 1, 2013 through December 31, 2013, he receives an annual salary of $180,000. In addition, as part of his employment agreement, he was granted a warrant to purchase 1,500,000 shares of the Company’s common stock at an exercise price of $0.30 per share, of which 750,000 vested on January 1, 2013 and 750,000 vests on June 30, 2013. In addition, Dr. Schneider was granted a warrant to purchase up to 1,500,000 shares of the Company’s common stock based on meeting certain performance milestones as outlined in his employment agreement. In January 2013, he was granted a warrant to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.30, which vested upon issuance.

(3)

On October 1, 2012, Mr. Ogden was granted a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $1.00 per share. This warrant vested 50% on the date of grant and the remaining 50% vests over a three-year period as follows: 83,334 on October 1, 2013, 83,333 on October 1, 2014 and 83,333 on October 1, 2015.

(4)

On October 1, 2012, Dr. Dinarello was granted a warrant to purchase 843,000 shares of the Company’s common stock at an exercise price of $0.35 per share. As of March 31, 2012, this warrant was fully vested.

(5)

Dr. Crapo resigned as our Chief Executive Officer effective August 31, 2012. From October 1, 2012 to March 31, 2013, he served as a consultant to the Company and received for these services compensation of in the form of $27,500 in cash, the partial payment of a premium for a personal director and officer liability insurance policy in the amount of $17,500 and a warrant to purchase 500,000 shares of the Company’s common stock at an exercise price of $0.30 per share, which fully vested on March 31, 2013. For Fiscal year 2013 and Fiscal year 2012, he received an allowance for health insurance and other fringe benefits in the amount of $10,000 and $24,000, respectively, which is included in “All Other Compensation.”

(6)

Mr. Bathgate served as our Interim Chief Executive Officer from August 31, 2012 to December 31, 2012. During this term, Mr. Bathgate did not receive any cash or other compensation for his services. During Fiscal year 2013, Mr. Bathgate also served as a director of the Company. Mr. Bathgate did not receive any compensation as a director in Fiscal year 2013.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at March 31, 2013 for each of our NEOs.

	Option Awards					Stock Awards
Name	Number Of Securities Underlying Unexercised Options Exercisable (#)	Number Of Securities Underlying Unexercised Options Unexercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)		Market Value Of Shares Or Units Of Stock That Have Not Vested ($)

Bruce E. Schneider	750,000	750,000	(1)	$0.30	December 19, 2019
	100,000	-		$0.30	January 9, 2020

Robert C. Ogden	50,000	-		$0.50	April 15, 2016
	300,000	-		$3.00	November 13, 2016
	250,000	250,000	(2)	$1.00	October 1, 2019

Charles A. Dinarello	600,000	-		$0.50	April 7, 2016
	600,000	-		$3.00	November 13, 2016
	843,000	-		$0.30	October 1, 2019
						100,000	(3)	$15,000	(4)

James D. Crapo	500,000	-		$0.30	October 1, 2019

Steven M. Bathgate	100,000	-		$1.25	April 15, 2015
	50,000	-		$3.00	April 1, 2016

(1)	Represents a warrant granted on December 19, 2012 that vests and becomes exercisable on June 30, 2013.
(2)

Represents a warrant granted on October 1, 2012 that vests and becomes exercisable in three equal annual installments on October 1, 2013, October 1, 2014 and October 1, 2015, provided that Mr. Ogden remains in continuous service with the Company as of each vesting date.

(3)	Represent RSUs that vest on March 1, 2014.
(4)	Calculated based on the closing price of our common stock on March 29, 2013, the last trading day of our fiscal year, as reported by the OTCQB.

Potential Payments Upon Termination or Change in Control

Our current CEO, Dr. Schneider, is eligible to receive a cash bonus upon the occurrence of a “Liquidity Event” of the Company (as defined in his employment agreement) as follows: 2.0% of the total net cash proceeds received by the Company for a transaction of less than $200 million and 3.0% of the total net cash proceeds received by the Company for a transaction equal to or greater than $200 million. Except as set forth above, none of our named executive officers is entitled to any additional benefits upon termination of employment or a change in control of the Company.

Director Compensation

We do not have a formal director compensation plan and in the past we have compensated directors in the form of common stock purchase warrants. Equity-based awards may be issued to directors on a discretionary basis by a vote of the directors. Except as described below for Dr. Iseman and Dr. Kamarck, none of our directors received any compensation during Fiscal year 2013. The compensation earned by Dr. Schneider and Mr. Bathgate is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (3)	Option Awards ($) (3)	All Other Compensation ($)	Total ($)

Michael D. Iseman (1)	$-	$-	$61,578	$-	$61,578

Michael E. Kamarck (2)	$-	$-	$61,602	$-	$61,602

Vicki D.E. Barone	$-	$-	$-	$-	$-

Michael D. Wort	$-	$-	$-	$-	$-

Albert L. Kramer	$-	$-	$-	$-	$-

(1)     On October 1, 2012, Dr. Iseman was granted a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share for director services. This warrant vested and became immediately exercisable upon grant. The estimated fair value of the warrant was calculated using the Black-Scholes pricing model and pursuant to ASC 718.

(2)     On January 31, 2013, Dr. Kamarck was granted a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share for director services upon his appointment as a director of the Company. This warrant vested and became immediately exercisable upon grant. The estimated fair value of the warrant was calculated using the Black-Scholes pricing model and pursuant to ASC 718.

(3)     The aggregate number of stock awards and option awards outstanding at March 31, 2013 for each director is listed below under Item 12. “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 10, 2013 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our named executive officers, (iii) each director and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each stockholder below is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)

5% Stockholders:

BOCO Investments, LLC 262 East Mountain Avenue Fort Collins, CO 80524	14,287,000	(2)	31.31%

F. Steven Mooney and Gayle S. Mooney TIC 3677 S. Huron Street, Suite 102 Englewood, CO 80110	8,685,000	(3)	19.98%

Leland Shapiro 8765 East 29th Place Denver, CO 80238	3,368,750		8.82%

Directors and Named Executive Officers:

Vicki D.E. Barone	1,425,617	(4)	3.71%

Michael D. Iseman	450,000	(5)	1.16%

Michael D. Wort	1,150,000	(6)	3.00%

Albert L. Kramer	925,000	(7)	2.41%

Steven M. Bathgate	1,566,623	(8)	4.07%

Bruce E. Schneider	1,600,000	(9)	2.18%

Michael E. Kamarck	250,000	(10)	*

Charles A. Dinarello	2,093,000	(11)	5.20%

Robert C. Ogden	620,000	(12)	1.60%

James D. Crapo	540,000	(13)	1.40%

All directors and executive officers as a group (9 persons)	9,103,490		20.69%

* Less than one percent

(1)

Applicable percentage of ownership is based on 38,178,554 shares of common stock outstanding on June 4, 2013. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities. Shares of common stock issuable from conversion of convertible notes, vested RSUs or RSUs that vest within 60 days of June 4, 2013 or upon the exercise of common stock purchase warrants exercisable currently or within 60 days of June 4, 2013 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such securities for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2)

Includes 6,837,000 shares directly owned, 2,400,000 shares underlying a senior secured note convertible at $0.25 per share, 3,000,000 shares underlying warrants currently exercisable at $0.50 per share, 1,450,000 shares underlying a warrant currently exercisable at $1.00 per share and 600,000 shares underlying a warrant currently exercisable at $1.50 per share.

(3)

Based solely on a Schedule 13D filed with the SEC on June 10, 2013. Includes 3,385,000 shares directly owned, 2,000,000 shares underlying a senior secured note convertible at $0.25 per share, 800,000 shares underlying a warrant currently exercisable at $0.50 per share, 400,000 shares underlying a warrant currently exercisable at $1.00 per share, 500,000 shares underlying a warrant currently exercisable at $1.50 per share and 1,600,000 shares underlying a warrant currently exercisable at $2.00 per share.

(4)

Includes 737,437 shares directly owned (of which 135,000 shares are held by Ms. Barone’s IRA), 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 17,076 shares underlying a warrant currently exercisable at $1.50 per share, 10,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 6,778 shares underlying a warrant currently exercisable at $2.50 per share, 6,778 shares underlying a warrant currently exercisable at $3.75 per share, 9,975 shares underlying a warrant currently exercisable at $1.00 per share and 9,975 shares underlying a warrant currently exercisable at $1.50 per share. Also includes 29,924 shares underlying a warrant currently exercisable at $1.00 per share and 29,924 shares underlying a warrant currently exercisable at $1.50 per share owned by GVC Partners LLC (“GVC Partners”). Also includes 117,750 shares owned by GVC Capital. Ms. Barone is a Senior Managing Partner of both GVC Partners and GVC Capital and disclaims beneficial ownership of these shares.

(5)

Includes 250,000 shares underlying a warrant currently exercisable at $0.30 per share, 75,000 shares underlying a warrant currently exercisable at $1.25 per share and 125,000 shares underlying a warrant currently exercisable at $3.00 per share.

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

(8)

Includes 202,355 shares directly owned (all of which are held by Mr. Bathgate’s IRA), 604,000 shares owned by Mr. Bathgate’s spouse, 30,000 shares owned by Bathgate Family Partnership Ltd., 50,000 shares underlying a warrant currently exercisable at $0.50 per share held by Mr. Bathgate’s spouse, 100,000 shares underlying a warrant currently exercisable at $1.25 per share, 17,076 shares underlying a warrant currently exercisable at $1.50 per share, 30,000 shares underlying a warrant currently exercisable at $2.00 per share, 50,000 shares underlying a warrant currently exercisable at $3.00 per share, 2,807 shares underlying a warrant currently exercisable at $2.50 per share and 2,807 shares underlying a warrant currently exercisable at $3.75 per share. Mr. Bathgate disclaims beneficial ownership of all of the shares owned by his spouse and Bathgate Family Partnership Ltd. Also includes 29,924 shares underlying a warrant currently exercisable at $1.00 per share and 29,924 shares underlying a warrant currently exercisable at $1.50 per share owned by GVC Partners. Also includes 117,750 shares owned by GVC Capital. Mr. Bathgate is a Senior Managing Partner of both GVC Partners and GVC Capital and disclaims beneficial ownership of these shares.

(9)

Includes 750,000 shares underlying a warrant currently exercisable at $0.30 per share, 100,000 shares underlying a warrant currently exercisable at $0.41 per share and 750,000 shares underlying a warrant that will become exercisable on June 30, 2013 at an exercise price of $0.30 per share.

(10)	Includes 250,000 shares underlying a warrant currently exercisable at $0.30 per share.

(11)

Includes 843,000 shares underlying a warrant currently exercisable at $0.35 per share, 600,000 shares underlying a warrant currently exercisable at $0.50 per share, 600,000 shares underlying a warrant currently exercisable at $3.00 per share and 50,000 vested RSUs.

(12)

Includes 10,000 shares directly owned, 50,000 shares underlying a warrant currently exercisable at $0.50 per share, 250,000 shares underlying a warrant currently exercisable at $1.00 per shares, 10,000 shares underlying a warrant currently exercisable at $2.00 per share and 300,000 shares underlying a warrant currently exercisable at $3.00 per share.

(13)	Includes 40,000 shares directly owned and 500,000 shares underlying a warrant currently exercisable at $0.30 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Parties and Transactions

BioMimetix

Dr. James Crapo, our former Chief Executive Officer, is the founder and the largest shareholder of BioMimetix, and serves as its CEO and as a director. Under the terms of the BioMimetix stockholders’ agreement, we have the right to appoint one individual, reasonably acceptable to Dr. Crapo, to serve on BioMimetix’s board of directors. We have not yet made such appointment. In addition, we received certain preemptive rights to purchase additional shares of BioMimetix and other protective rights relating to the BioM Investment.

On May 9, 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share. Following this transaction, we own 187,500 shares of BioMimetix’s common stock.

GVC Capital LLC

GVC Capital served as the placement agent in our private placement equity transactions completed during the fiscal years ended March 31, 2009, 2010, 2012 and 2013. Two of our directors, Vicki Barone and Steven Bathgate, are Senior Managing Partners of GVC Capital. During Fiscal year 2013, GVC Capital earned commissions related to the 2012 Private Placement of $191,000 in cash and 166,250 warrants exercisable at $1.00 per share and 166,250 warrants exercisable at $1.50 per share. These warrants expire on June 26, 2017 and carry a cashless exercise provision. During Fiscal year 2012, GVC Capital earned commissions related to the 2011 Private Placement of $346,000 in cash and 273,411 warrants exercisable at $1.50 per share, and which contain a cashless exercise provision. These warrants expire on August 10, 2016.

GVC Capital served as the placement agent in the 2013 Private Placement, in which we completed an initial closing on May 31, 2013 in the amount of $1,540,000 (the “Initial Closing”). GVC Capital earned commissions of $154,000 and will receive approximately 616,000 warrants exercisable at $0.25 per share. These warrants will expire on June 30, 2018 and carry a cashless exercise provision.

BOCO Investments, LLC

BOCO Investments, LLC (“BOCO”) is a significant shareholder of the Company and, as of June 10, 2013, owned approximately 31.31% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). During Fiscal year 2013, the Company and BOCO executed the BOCO Note in the principal amount of $600,000. Principal on the BOCO Note may only be repaid in cash and interest may be paid, at our discretion, in cash or shares of our common stock.

BOCO invested $1.0 million as part of the Initial Closing of the 2013 Private Placement completed on May 31, 2013.

F. Steven Mooney and Gayle S. Mooney TIC

F. Steven Mooney and Gayle S. Mooney TIC (“Mooney TIC”) is a significant shareholder of the Company and, as of June 10, 2013, owned approximately 19.98% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). During Fiscal year 2013, Mooney TIC invested $500,000 in the Convertible Notes. Principal and interest on the Convertible Notes may be paid in our discretion in cash or shares of our common stock.

Mooney TIC invested $150,000 as part of the Initial Closing of the 2013 Private Placement completed on May 31, 2013.

Approval of Related Party Transactions

We have not formally adopted any policies or procedures for approval of related party transactions. All proposed related party transactions are disclosed to our Board of Directors and are considered and approved on a case-by-case basis. The above transactions were approved by our Board of Directors.

Director Independence

The Board of Directors has determined that each of Michael Kamarck, Michael Iseman, Albert Kramer and Michael Wort is an independent director and each of Vicki Barone, Steven Bathgate and Bruce Schneider is not an independent director within the meaning of the rules of the Nasdaq Stock Market. Ms. Barone and Mr. Bathgate are not deemed independent as a result of the positions each holds at GVC Capital, the placement agent for our recent private placement transactions, and Dr. Schneider is not independent by virtue of his employment as our Chief Executive Officer.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 2009 and audited our financial statements for the fiscal years ended March 31, 2013 and 2012. An estimate of the pre-approved audit fees for Hein’s audit of the financial statements for the fiscal year ended March 31, 2013 are included in the total of audit fees for 2013, but will be billed in the fiscal year ended March 31, 2014.

	For the Years Ended March 31,
	2013	2012

Audit Fees	$68,475	$73,625
Audit-Related Fees	-	14,000
Tax Fees	5,485	5,835
All Other Fees	-	-
Total	$73,960	$93,460

Audit Fees

This category includes the aggregate fees billed for professional services for the audit of our annual financial statements for the fiscal years ended March 31, 2013 and 2012 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ended March 31, 2013 and 2012.

Audit-Related Fees

The fees billed during the fiscal years ended March 31, 2012 were for assurance and related services rendered by Hein that were reasonably related to the performance of the audit or review of our consolidated financial statements and were not reported under “Audit Fees” above. There were no fees billed for audit related services during the fiscal year end March 31, 2013.

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

PART IV

Item 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a) Consolidated Financial Statements - See Index to Consolidated Financial Statements at page F-1 of this Report.

(b) Financial Statement Schedules - Not applicable.

(c) Exhibits

EXHIBIT #	DESCRIPTION
3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on March 2, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010).

3.3	Articles of Amendment for Across America Financial Services, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

10.1	License Agreement with Bio Holding, Inc., dated September 28, 2009 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2009).

10.2

Exclusive License Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated September 26, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2012).

10.3	Exclusive License Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated January 18, 2013.

10.4	Exclusive License Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated February 18, 2013.

10.5

Sponsored Research Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated March 23, 2012 (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K filed on July 12, 2012).

10.6

Amendment to Sponsored Research Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated July 10, 2012 (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.7	Amendment to Sponsored Research Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated December 31, 2012.

10.8	Form of Investor Warrant for the 2011 Private Placement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.9	Form of Placement Agent Warrant for the 2011 Private Placement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.10

Subscription Agreement and Letter of Investment Intent for the 2012 Private Placement (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

EXHIBIT #	DESCRIPTION
10.11	Form of Senior Secured Convertible Promissory Note for the 2012 Private Placement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.12	Pledge and Security Agreement for the 2012 Private Placement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.13	Form of Investor Warrant for the 2012 Private Placement (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.14

Form of Placement Agent Warrant exercisable at $1.00 per share for the 2012 Private Placement (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.15

Form of Placement Agent Warrant exercisable at $1.50 per share for the 2012 Private Placement (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2012).

10.16

Senior Secured 10% Convertible Promissory Note dated October 31, 2012 issued to BOCO Investments, LLC (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.17	Warrant dated October 31, 2012 issued to BOCO Investments, LLC (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.18

Stockholders’ Agreement by and among BioMimetix Pharmaceutical, Inc., Omni Bio Pharmaceutical, Inc. and the other investors, dated July 15, 2011 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 21, 2011).

10.19

Stock Purchase Agreement by and between BioMimetix Pharmaceutical, Inc. and Omni Bio Pharmaceutical, Inc., dated July 15, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 21, 2011).

10.20

Stock Repurchase Agreement by and between BioMimetix Pharmaceutical, Inc. and Omni Bio Pharmaceutical, Inc., dated May 9, 2012 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 10, 2012).

10.21*

Employment Agreement between Omni Bio Pharmaceutical, Inc. and Dr. Bruce Schneider, dated December 19, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 20, 2012).

10.22*	Employment Agreement with James Crapo, dated July 15, 2011 (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.23*	Restricted Stock Unit Agreement with James D. Crapo, dated August 10, 2011 (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.24*	Restricted Stock Unit Agreement with Charles A. Dinarello, dated August 10, 2011 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.25*	Warrant dated December 16, 2009 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2009).

EXHIBIT #	DESCRIPTION
10.26*	Warrant dated April 7, 2009 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed on November 8, 2010).

10.27*	Warrant dated December 16, 2009 issued to Robert C. Ogden (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2009).

10.28

Consulting Agreement between Omni Bio Pharmaceutical, Inc. and James D. Crapo, dated October 1, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.29*	Warrant dated October 1, 2012 issued to James D. Crapo (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.30*	Warrant dated October 1, 2012 issued to Robert C. Ogden (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.31*	Warrant dated October 1, 2012 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 23, 2010).

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Represents management contract or compensatory plan or arrangement.

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

OMNI BIO PHARMACEUTICAL, INC.

June 28, 2013	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 28, 2013	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive Officer and Director
(Principal Executive Officer)

June 28, 2013	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)

June 28, 2013	By: /s/ Vicki D.E. Barone
Vicki D.E. Barone
Chairperson of the Board

June 28, 2013	By: /s/ Michael D. Iseman
Michael D. Iseman
Director

June 28, 2013	By: /s/ Albert L. Kramer
Albert L. Kramer
Director

June 28, 2013	By: /s/ Steven M. Bathgate
Steven M. Bathgate
Director

June 28, 2013	By: /s/ Michael D. Wort
Michael D. Wort
Director

June 28, 2013	By: /s/ Michael E. Kamarck
Michael E. Kamarck
Director

Omni Bio Pharmaceutical, Inc. and Subsidiary

(A Development Stage Company)

Index to Financial Statements
Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2013 and 2012	F-3

Consolidated Statements of Operations for theYears Ended March 31, 2013 and 2012 and the period from February 28, 2006 (Inception) to March 31, 2013	F-4

Consolidated Statements of Stockholders' Equity for theYears Ended March 31, 2013 and 2012 and the period from February 28, 2006 (Inception)	F-5
to March 31, 2013

Consolidated Statements of Cash Flows for theYears Ended March 31, 2013 and 2012 and the period from February 28, 2006 (Inception) to March 31, 2013	F-12

Notes to Consolidated Financial Statements	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omni Bio Pharmaceutical, Inc. and Subsidiary

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2013 and 2012 and for the period from February 28, 2006 (inception) to March 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary as of March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for the years ended March 31, 2013 and 2012 and for the period February 28, 2006 (inception) to March 31, 2013, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Denver, Colorado

June 28, 2013

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	March 31,
	2013	2012
Current assets:
Cash and cash equivalents	$343,279	$133,120
Other current assets	41,712	31,641
Total current assets	384,991	164,761

Debt issuance costs, net	245,653	-
Equity investment in related party	-	1,378,450
Intangible assets, net	68,407	41,386

TOTAL ASSETS	$699,051	$1,584,597

LIABILITIES & STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$42,512	$88,715
Accrued liabilities	81,000	88,930
Amount due under settlement agreement	-	100,223
Total current liabilities	123,512	277,868

Notes payable – related parties, net of discount of $542,227	557,773	-
Notes payable, net of discount of $335,631	226,869	-
Accrued interest, including $67,726 for related parties	112,982	-
Derivative liabilities – related parties	189,503	-
Derivative liabilities	93,068	-
Total liabilities	1,303,707	277,868

Commitments and Contingencies (Notes 1 and 4)

Stockholders’ equity (deficit):
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 32,018,554 and 32,018,396 shares issued and outstanding, respectively	32,018	32,018
Additional paid-in capital	43,378,278	37,835,040
Deficit accumulated during the development stage	(44,014,952)	(36,560,329)
Total stockholders’ equity (deficit)	(604,656)	1,306,729

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$699,051	$1,584,597

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2013
	2013	2012

Operating expenses
General and administrative (including share-based compensation of $4,174,839, $2,916,904 and $21,419,294, respectively)	$5,422,795	$4,236,956	$27,643,567
License fee – related party	-	-	5,615,980
Research and development	297,448	398,375	2,405,833
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	5,720,243	4,635,331	36,428,620

Loss from operations	(5,720,243)	(4,635,331)	(36,428,620)

Non-operating income (expenses)
Equity loss from investment in related party	(780,174)	(621,550)	(1,401,724)
Impairment of investment in related party	(282,297)	-	(282,297)
Gain on sale of equity investment interest in related party	184,021	-	184,021
Change in estimated fair value in derivative liabilities - related parties	49,871	-	49,871
Change in estimated fair value in derivative liabilities	89,532	-	89,532
Amortization of debt discount and debt issuance costs	(138,056)	-	(194,181)
Amortization of debt discount – related parties	(87,564)	-	(87,564)
Charges for warrants issued to related parties	-	-	(2,351,587)
Charges for modifications to warrants - related parties	(651,339)	-	(651,339)
Charges for modifications to warrants	(7,042)	(140,959)	(2,779,687)
Interest income (expense), net	(43,606)	2,348	(93,651)
Interest expense – related parties	(67,726)	-	(67,726)
Total non-operating income (expenses)	(1,734,380)	(760,161)	(7,586,332)

Net loss	$(7,454,623)	$(5,395,492)	$(44,014,952)

Basic and diluted net loss per share	$(0.23)	$(0.17)

Weighted average shares outstanding – basic and diluted	32,018,554	31,383,364

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	-	10,000,000	10,000	-	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	-	10,958,333	10,958	648,456	(1,103,388)	(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	$-	-	$-	$1,250	$-	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	-	-	18,189,462	18,189	2,535,913	(2,915,955)	(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)	-	$-	719,772	$720	$719,052	$-	$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants issued in merger to related parties(March 2009 at weighted average estimated fair value of $1.00 per share)	-	$-	-	$-	$1,948,237	$-	$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	-	-	23,164,567	23,164	8,186,704	(7,460,476)	749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		-
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775			775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		-

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)	-	$-	268,720	$269	$(269)	$-	$-
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share)					5,590,980		5,590,980
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		-
Modification to common stock purchase warrants (October 2009 at estimated fair value of $9.92 per share)					2,479,000		2,479,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		-
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010)					6,395,302		6,395,302
Contributed rent					3,780		3,780
Net loss						(15,478,884)	(15,478,884)

Balances at March 31, 2010	-	-	27,987,018	27,987	24,573,783	(22,939,360)	1,662,410

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Conversion of accounts payable into common stock (April 2010 at $2.50 per share)	-	$-	20,000	$20	$49,962	$-	$49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					6,466,435		6,466,435
Common stock purchase warrants exercised cashless (at weighted average exercise price of $3.13 per share)			7,228	7	(7)		-
Common stock purchase warrants exercised at exercise price of $0.25 per share, net of placement agent fees			935,000	935	221,203		222,138
Net loss						(8,225,477)	(8,225,477)

Balances at March 31, 2011	-	-	28,980,496	28,980	31,336,345	(31,164,837)	200,488

Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $353,505 (June and August 2011 at $1.25 per unit)			3,037,900	3,038	3,440,832		3,443,870
Charge for modification to common stock purchase warrants sold in private placement offering in December 2009 and January 2010)					140,959		140,959
Share-based compensation					2,916,904		2,916,904
Net loss						(5,395,492)	(5,395,492)

Balances at March 31, 2012	-	-	32,018,396	32,018	37,835,040	(36,560,329)	1,306,729

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (April 2012 at exercise price of $1.50 per share)	-	$-	158	$-	$-	$-	$-
Debt discount on convertible notes sold in private placement offering (May and June 2012)					404,660		404,660
Common stock warrants issued to placement agent in private placement offering (May and June 2012 at estimated weighted average fair value of $0.41 per share)					87,429		87,429
Debt discount on convertible note sold to a related party in private placement offering (October 2012)					198,882		198,882
Common stock warrants issued to placement agent in private placement offering (October 2012 at estimated weighted average fair value of $0.16 per share)					19,047		19,047
Share-based compensation					4,174,839		4,174,839
Charge for modification to common stock purchase warrants sold in private placement offering in March 2009					658,381		658,381
Net loss						(7,454,623)	(7,454,623)

Balances at March 31, 2013	-	$-	32,018,554	$32,018	$43,378,278	$(44,014,952)	$(604,656)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,454,623)	$(5,395,492)	$(44,014,952)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	780,174	621,550	1,401,724
Impairment of equity investment in related party	282,297	-	282,297
Gain on sale of equity investment interest in related party	(184,021)	-	(184,021)
Change in estimated fair value in derivative liabilities – related parties	(49,871)	-	(49,871)
Change in estimated fair value in derivative liabilities	(89,532)	-	(89,532)
Share-based compensation	4,174,839	2,916,904	21,419,294
Amortization of debt discount and debt issuance costs	138,056	-	194,181
Amortization of debt discount – related parties	87,564	-	87,564
Depreciation and amortization	4,133	20,545	47,624
Charges for modifications to warrants – related parties	651,339	-	651,339
Charges for modifications to warrants	7,042	140,959	2,779,687
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(10,071)	11,900	(43,811)
Accounts payable	(46,203)	46,952	248,689
Accrued liabilities	(7,930)	(76,056)	(234,574)
Amount due under settlement agreement	(100,223)	100,223	-
Accrued interest	112,982	-	112,982
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(1,704,048)	(1,612,515)	(8,455,757)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment in related party	500,000	-	500,000
Purchase of equity investment in related party	-	(2,000,000)	(2,000,000)
Proceeds from reverse mergers	-	-	11,750
Purchase of licenses	(31,154)	-	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	468,846	(2,000,000)	(1,562,228)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2013
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes	502,970	-	502,970
Proceeds from the sale of convertible notes – related parties	942,391		942,391
Net proceeds from the sale of common stock	-	3,443,870	7,729,815
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	-	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	1,445,361	3,443,870	10,361,264

Net increase (decrease) in cash and cash equivalents	210,159	(168,645)	343,279
Cash and cash equivalents at beginning of year	133,120	301,765	-
Cash and cash equivalents at end of year	$343,279	$133,120	$343,279

	For the Years Ended March 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock purchase warrants paid to placement agent	$106,476	$-

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

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and is widely believed to be the one of the body’s most powerful anti-inflammatory proteins. In 2012, we began to fund the research and development of several synthetic proteins involving the dimeric fusion of AAT and the Fc component of immunoglobulin (“Fc-AAT”).

We hold a license to an issued method of use patent for the treatment of diabetes using p-AAT with a privately-held company, Bio Holding, Inc. In addition, we hold licenses with the Regents of the University of Colorado (“RUC”) for method of use patents and patent applications (“Use Patents”) covering the use of p-AAT in the following indications: cellular transplantation and graft rejection, radiation protection, certain bacterial and viral diseases, myocardial remodeling and inflammatory bowel disease. We also hold licenses with RUC for patent applications covering composition of matter for various Fc-AAT constructs.

We also own a non-controlling equity interest in BioMimetix Pharmaceutical, Inc. (“BioMimetix”), which is a privately-held, development stage, pre-clinical, biopharmaceutical company that was formed in April 2011 and funded by us in July 2011. BioMimetix intends to develop a new class of compounds for the treatment of various diseases, including radiation toxicity, a frequent side effect of cancer treatment using radiation therapy.

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”), the initial funding of BioMimetix, prosecution of patent applications and a human clinical trial in to evaluate the therapeutic effects of p-AAT in the treatment of Type 1 diabetics.

We have incurred net losses since inception, and as of March 31, 2013, had cash and cash equivalents of $343,000 and an accumulated deficit of $44.0 million, which included non-cash charges of approximately $33.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

In May 2013, we completed a closing under a private placement financing and generated approximately $1,365,000 in net cash proceeds. See further discussion in Note 9.

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

Revenue Recognition and Accounts Receivable

We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2013 or 2012.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets which generally range from three to five years. Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of costs incurred to acquire license rights to issued patents and patent applications held by RUC. Amortization of license rights is based on the estimated useful life of the patent to which the license relates. Estimated useful lives of the assets range from 9 to 19.5 years.

Capitalized license costs consisted of the following:

	March 31,
	2013	2012
Licenses:
Bacterial	$20,665	$20,665
Fc-AAT	31,154	-
Cellular Transplantation	34,736	34,736
	86,555	55,401
Less: Accumulated amortization	(18,148)	(14,015)

	$68,407	$41,386

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended March 31, 2013 and 2012, amortization expense related to intangibles was $4,133 and $20,545, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

For the Years Ended March 31,

2014	$4,912
2015	4,912
2016	4,912
2017	4,912
2018	4,912
Thereafter	43,847

Total	$68,407

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts payable and accrued liabilities approximate their fair values due to the short-term nature of these financial instruments. The convertible notes and derivative liabilities have been stated at estimated fair values using the Black-Scholes option-pricing model.

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

Significant estimates include assumptions used in the valuation of equity awards, the valuation of derivative liabilities associated with our Convertible Notes and the realization of our equity investment in a related party. See further discussion in Notes 3, 5 and 7.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Potentially dilutive securities were comprised of the following:

	March 31,
	2013	2012

Warrants	21,585,457	13,909,303
Restricted stock units	100,000	450,000
Convertible notes payable	1,562,500	-

	23,247,957	14,359,303

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

US GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at March 31, 2013 or 2012.

Reclassifications

Certain reclassifications have been in the financial statements as of and for the year ended March 31, 2012 to conform to the presentation as of and for the year ended March 31, 2013.

Recently Issued Accounting Pronouncements

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and we do not expect that any will have a material impact on our future consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – FINANCINGS

BioMimetix Share Repurchase

In May 2012, under a share repurchase agreement with BioMimetix, BioMimetix repurchased 62,500 of its shares from us for a cash payment of $500,000, or $8.00 per share. See further discussion of BioMimetix in Note 5.

2012 Private Placement – May and June 2012

In May 2012, we commenced the sale of Units in a private placement (the “2012 Private Placement”) at a purchase price of $1.00 per Unit. Each Unit was comprised of a Senior Secured Convertible Promissory Note with a principal amount of $1.00 (the “Convertible Note(s)”) that is convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share (the “Conversion Price”), and a warrant (the “2012 Warrants”) to purchase one share of Common Stock that is exercisable at $1.50 per share through May 24, 2017. In May and June 2012, we conducted four closings under the 2012 Private Placement for the sale of an aggregate of 1,062,500 Units for cash of $1,062,500. After deducting offering expenses, we raised net cash proceeds of approximately $912,000, of which approximately $440,000 was from a related party.

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

If at any time within 18 months following the final closing of the 2012 Private Placement (the “Final Closing”), we raise certain additional capital (“New Financing”) in excess of $1.0 million at a price that is lower than the Conversion Price, the Conversion Price will be reset to the lower price. Excluded from New Financing are cash proceeds raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, the sale of any of our assets, and the issuance of securities to our employees and directors as equity compensation. As a result of the financing and related selling price of $0.25 per share of our common stock completed in May 2013, the Conversion Price was reset to $0.25. See further discussion in Note 9.

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

The ability of the Note Holder to exercise the 2012 Warrants is not contingent upon the conversion of the Convertible Notes and, accordingly, we determined that the 2012 Warrants were “detachable” from the Convertible Notes. The estimated fair value of the Convertible Notes was calculated based on the closing stock price of our common stock on the date of issuance multiplied by the equivalent conversion shares of the respective issuance. The estimated fair value of the 2012 Warrants was calculated on the date of issuance using the Black-Scholes pricing model. We allocated the proceeds from the 2012 Private Placement to the Convertible Notes and the 2012 Warrants based on their relative fair values. The relative fair value assigned to the 2012 Warrants was recorded as a debt discount and credited to additional paid-in capital. This discount is amortized over the life of the Convertible Notes.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

We concluded that the conversion price of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the Convertible Notes (as calculated above along with the 2012 Warrants) and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes. The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the Convertible Notes. As a derivative liability, the Conversion Feature was revalued as of March 31, 2013 using the Black-Scholes pricing model. For the year ended March 31, 2013, the weighted average effective interest rate on the Convertible Notes, which included contractual interest coupon and amortization of debt discount, was approximately 24%.

Financing costs incurred in the 2012 Private Placement included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses, and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes. The estimated fair value of the PA Warrants was calculated using the Black-Scholes pricing model.

2012 Private Placement – October 2012

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

If at any time within 12 months following October 31, 2012 we raise New Financing in excess of $1.0 million at a price per share that is lower than the BOCO Conversion Price, the BOCO Conversion Price will be reset to the lower price. Excluded from New Financing is funding raised from the exercise of our currently outstanding investor warrants that were sold on March 31, 2009, which are exercisable at $0.50 per share, sale of any of our assets and issuance of securities to our employees and directors as equity compensation. As a result of the financing and related selling price of $0.25 per share of our common stock completed in May 2013, the BOCO Conversion Price was reset to $0.25. See further discussion in Note 9.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

The ability of the BOCO to exercise the BOCO Warrant is not contingent upon the conversion of the BOCO Note and, accordingly, we determined that the BOCO Warrant was “detachable” from the BOCO Note. The estimated fair value of the BOCO Note was calculated based on the closing stock price of our common stock on the date of issuance multiplied by the equivalent conversion shares. The estimated fair value of the BOCO Warrant was calculated on the date of issuance using the Black-Scholes pricing model. We allocated the proceeds from the BOCO Note and the BOCO Warrant based on their relative fair values. The relative fair value assigned to the BOCO Warrant was recorded as a debt discount and credited to additional paid-in capital. This discount is amortized over the life of the BOCO Note.

We concluded that the Conversion Feature of the BOCO Note met the criteria of an embedded derivative and should be bifurcated from the BOCO Note (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature of the BOCO Note on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the BOCO Note (as calculated above along with the BOCO Warrant) and the estimated fair value of the Conversion Feature of the BOCO Note was assigned to the BOCO Note. The amount assigned to the Conversion Feature of the BOCO Note was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the BOCO Note. As a derivative liability, the Conversion Feature of the BOCO Note was revalued as of March 31, 2013 using the Black-Scholes pricing model. For the year ended March 31, 2013, the effective interest rate on the BOCO Note, which included contractual interest coupon and amortization of debt discount, was approximately 21%.

Financing costs incurred in the execution of the BOCO Note included placement agent cash commissions and related expenses, the estimated fair value of the PA BOCO Warrants and legal expenses, and were recorded as debt issuance costs and are amortized over the term of the BOCO Note. The estimated fair value of the PA BOCO Warrants was calculated using the Black-Scholes pricing model.

Future debt maturities

The future maturities on the Convertible Notes and the BOCO Note for the succeeding five years are as follows:

Year Ended March 31,

2014	$-
2015	-
2016	1,662,500
2017	-
2018	-
$1,662,500

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 4 – CONTRACTUAL COMMITMENTS

On September 26, 2012, we executed an exclusive license agreement (the “Fc-AAT License”) with RUC for patent applications that focus on new constructs of AAT fusion molecules and methods of use of these molecules. As consideration for the Fc-AAT License, we were obligated to pay a license fee plus certain patent prosecution costs in the amount of $31,154 and are obligated to fund all prosecution costs associated with the patent applications. The material financial terms associated with the Fc-AAT License are listed in the table below.

Future royalty payments under license agreements with RUC and Bio Holding are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (5)	Sublicense Royalties (6)

Bacterial (1)	Bacterial disorders and various therapeutic indications treated with Fc-AAT	$25,000 per year starting September 30, 2013	(2)	4% of Net Sales	20%
Graft (1)	Cellular transplantation /graft rejection (including GvHD)	$15,000 per year starting September 30, 2013	(2)	3% of Net Sales	20%
Fc-AAT (1)	Various therapeutic indications	$15,000 per year starting September 30, 2013	(2)	2.5% of Net Sales	20%
Viral (1)	Viral disorders	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%
Diabetes (4)	Diabetes	None	None	4% of Gross Revenues	30%

(1) Licensed to us by RUC.

(2) Payable as follows: $25,000 for each therapeutic indication upon the initiation of a Phase II clinical trial; $100,000 for each therapeutic indication upon the initiation of a Phase III clinical trial; $200,000 upon the approval of any licensed product by the U.S. FDA (or foreign equivalent).

(3) Payable as follows: $100,000 upon completion of any phase III clinical trial and $150,000 upon first commercial sale. No milestone royalties are required for the first therapeutic indication. For the second therapeutic indication, 100% of the milestone royalties shall be paid, and for subsequent therapeutic indications 50% of the milestone royalties shall be paid.

(4) Licensed to us by Bio Holding.

(5) Calculated based on direct net sales of product by Omni.

(6) Calculated based on royalties received by Omni on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Future minimum royalties due under license agreements with RUC are as follows:

For the Years Ended March 31,

2014	$55,000
2015	55,000
2016	55,000
2017	55,000
2018	55,000
Thereafter	455,000
Total	$730,000

Operating Leases

We have a lease for corporate office space, which expires on January 31, 2014. Total outstanding commitments as of March 31, 2013 under the lease are $17,179 plus annual operating expenses. For the years ended March 31, 2013 and 2012, our rent expense was $19,581 and $20,262, respectively.

We have a lease for an office multi-purpose machine, which expires on October 31, 2015. Total outstanding commitments as of March 31, 2013 under the lease are approximately $6,618.

Future commitments under non-cancellable operating leases are as follows:

For the Years Ended March 31,

2014	$19,741
2015	2,562
2016	1,494
Total	$23,797

NOTE 5 – INVESTMENT IN BIOMIMETIX

On July 15, 2011 for cash consideration of $2.0 million, we purchased an equity ownership in BioMimetix comprised of 250,000 shares of BioMimetix’s common stock and a warrant (the “BioM Warrant”) to purchase additional shares of BioMimetix’s common stock (together the “BioM Investment”). The BioM Warrant expired on July 15, 2012. Concurrent with the BioM Investment, Duke University entered into an exclusive licensing arrangement with BioMimetix and as consideration, Duke University received 100,000 shares of BioMimetix’s common stock. Dr. James Crapo, our former Chief Executive Officer, is the founder and a significant shareholder of BioMimetix and serves as its CEO and as a director.

We accounted for the BioM Investment using the equity method of accounting and recorded the BioM Investment at the purchase price of $2.0 million, which was deemed to be fair value. The purchase price exceeded our pro-rata share of BioMimetix’s net assets and this difference of approximately $1.4 million was attributable to equity method goodwill, which is not amortized.

On May 9, 2012, we entered into a stock repurchase agreement with BioMimetix, pursuant to which BioMimetix repurchased 62,500 shares of its common stock from us for cash of $500,000 or $8.00 per share. As of March 31, 2013, we owned 187,500 shares of BioMimetix’s common stock, of which 149,625 shares are pledged as collateral for the Convertible Notes and the BOCO Note.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

As of March 31, 2013, we reviewed the BioM Investment for potential impairment and concluded that it was impaired as a result of BioMimetix’s current liquidity and financial commitments that exceeded cash on hand as of March 31, 2013. Accordingly, we recorded an impairment charge of $282,297, which represented the remaining carrying value of the BioM Investment. For the years ended March 31, 2013 and 2012, our net loss from the BioM Investment was comprised of the following:

	2013	2012

Equity loss	$(780,174)	$(621,550)
Gain on sale of partial equity interest	$184,021	$-
Impairment charge	$(282,297)	$-

Condensed Financial Information for BioMimetix (unaudited)

	As of March 31,
	2013	2012

Cash	$232,514	$1,186,688
Current and total assets	$232,514	$1,211,688
Current and total liabilities	$1,509,324	$26,395

	For the Year Ended March 31,
	2013	2012

Revenue	$-	$-
Loss from continuing operations (1)	$(3,513,981)	$(2,215,323)
Net loss and net loss attributable to investee	$(3,567,313)	$(2,212,097)

(1)	Includes non-cash charges for the years ended March 31, 2013 and 2012 of approximately $1,105,000 and $1,397,000, respectively.

NOTE 6 – INCOME TAXES

As of March 31, 2013, we had net operating loss carryforwards available to offset future federal income tax of approximately $9.5 million. These carryforwards expire as of the fiscal years ended March 31, 2027 through 2033. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the our tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Deferred tax assets, all of which were long-term, were comprised of the following:

	March 31,
	2013	2012

Net operating loss carryforwards	$3,528,490	$2,947,175
Share-based compensation	7,929,765	6,382,569
Equity loss from investment in related party	555,900	230,346
Research and development tax credit	83,179	73,533
Other	3,906	14,086

Valuation allowance	(12,101,240)	(9,647,709)

Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2013	2012

Income tax benefit computed at federal statutory rate	$(2,534,572)	$(1,834,467)

State income taxes, net of federal benefit	(228,111)	(164,875)
Charge for modification to warrants issued to outside parties	243,996	52,239
Discount amortization on convertible debt	83,615	-
Accrued interest on convertible debt, payable in common stock	41,871	-
Change in derivative liabilities	(51,663)	-
Research and development tax credit	(14,501)	(73,533)
Other	5,834	(354)
Change in valuation allowance	2,453,531	2,020,990

Income tax benefit	$-	$-

As of March 31, 2013 and 2012, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as interest expense and penalties are recognized as a component of “general and administrative expenses” in the accompanying consolidated statements of operations. For the years ended March 31, 2013 and 2012, we recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 7 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants. The fair value of each warrant award is estimated on the date of grant using the Black-Scholes pricing model. Historically, the expected life of a warrant has been equal to its contractual term, as all of the warrants granted have underlying shares that are not registered and have additional trading restrictions. Further, for warrants granted to directors and officers, vested warrants are not forfeited in the circumstance of departure from the Company. Expected volatility is estimated based on a review of the Company’s historical stock price volatility. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term equal to the expected term of the respective warrant.

In June 2012, we recognized share-based compensation related to the grant of 9,999 common stock purchase warrants to certain scientific consultants. These warrants vested and were exercisable on the date of issuance and have a five year life and were valued using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $2.10, exercise price of $2.10, expected term of warrant of five years, volatility of 100% and risk-free interest of 0.84%. The estimated fair value ascribed to these warrants was $15,579.

On October 1, 2012 and as part of the Consulting Arrangement with James Crapo, our former Chief Executive Officer, we issued to Dr. Crapo a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.35 per share. This warrant has a seven year life and fully vested as of March 31, 2013. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.12%. The estimated fair value ascribed to this warrant was $143,727.

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

On October 1, 2012, we granted and issued to Charles Dinarello, our Chief Scientific Officer, a warrant to purchase 843,000 shares of our common stock at an exercise price of $0.35 per share. This warrant has a seven year life and fifty percent (50%) of the shares underlying this warrant vested and became exercisable on October 1, 2012. The remaining shares underlying this warrant are performance-based and vested in January 2013 upon the achievement of milestone. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.12%. The estimated fair value ascribed to this warrant was $242,324.

On October 1, 2012, we granted and issued to certain scientific consultants an aggregate of 1,157,000 warrants to purchase 1,157,000 shares of our common stock at an exercise price of $0.35 per share. These warrants have a seven year life and fifty percent (50%) of the warrants vested and became exercisable on October 1, 2012. The remaining warrants are performance-based and vested in January 2013 upon the achievement of a milestone. We valued these warrants using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.35, exercise price of $0.35, expected term of the warrants of seven years, volatility of 100% and risk-free interest of 1.12%. The estimated fair value ascribed to these warrants was $332,585.

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

On December 19, 2012, we granted and issued to a consultant a warrant to purchase 500,000 shares of our common stock at an exercise price of $0.30 per share, half of which vested upon issuance and the remaining half vesting on June 30, 2013. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.08%. The estimated fair value ascribed to this warrant was $123,157. Also on December 19, 2012, we granted to this consultant a second warrant to purchase 500,000 shares of our common stock, which vest upon the achievement of certain milestones, and have an exercise price equal to the lower of $1.00 or the market price of our common stock at the time the milestone is achieved. In January 2013, a milestone was achieved resulting in the vesting of 50,000 shares underlying this warrant. The estimated fair value of this warrant was calculated using the Black-Scholes pricing model and the value ascribed was $12,230.

On December 19, 2012, the Board approved a grant to our new Chief Executive Officer, Bruce Schneider, a warrant to purchase 1.5 million shares of our common stock at an exercise price equal of $0.30 per share, half of which vested on the date of the commencement of his employment, January 1, 2013, with the remaining half vesting on June 30, 2013, contingent upon Dr. Schneider’s continued employment with us on each vesting date. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.08%. The estimated fair value ascribed to this warrant was $369,470. Also on December 19, 2012, the Board granted to Dr. Schneider a second warrant to purchase 1.5 million shares of our common stock, which vest upon the achievement of certain milestones and have an exercise price equal to the lower of $1.00 or the market price of our common stock at the time the milestone is achieved. In January 2013, a milestone was achieved resulting in the vesting of 100,000 shares underlying this warrant. The estimated fair value of this warrant was calculated using the Black-Scholes pricing model and the value ascribed was $24,641.

On January 31, 2013, we granted and issued to one of our directors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.30 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.30, exercise price of $0.30, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.13%. The estimated fair value ascribed to this warrant was $61,602.

On February 8, 2013, we granted and issued to a consulting firm a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.37 per share. The warrant has a five year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.37, exercise price of $0.37, expected term of warrant of seven years, volatility of 100% and risk-free interest of 0.81%. The estimated fair value ascribed to this warrant was $68,612.

The weighted average grant date fair value of options granted during the year ended March 31, 2013 was $0.27 per share. We did not grant any warrants during the year ended March 31, 2012.

A total of 350,000 restricted stock units (“RSUs”) were forfeited or expired during the year ended March 31, 2013.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Share-based compensation recorded related to warrants and RSUs for the years ended March 31, 2013 and 2012 was as follows:

	2013	2012

Employees and directors	$3,508,046	$2,916,904
Outside consultants	666,793	-

	$4,174,839	$2,916,904

As of March 31, 2013, there was $337,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 0.9 years.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2012	3,218,000	$1.98
Granted	5,909,999	$0.38
Exercised	-	-
Forfeited/expired/cancelled	(220,000)	$1.08

Outstanding at March 31, 2013	8,907,999	$0.94	5.3	$133,000

Vested and exercisable at March 31, 2013	7,657,999	$1.02	5.1	$83,000

A summary of investor warrant activity for the year ended March 31, 2013 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2012	10,691,303
Granted	1,995,000
Exercised	(1,345)
Forfeited/expired	(7,500)
Outstanding, vested and exercisable at March 31, 2013	12,677,458

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

A summary by exercise price of investor warrants outstanding as of March 31, 2013 is listed below, all of which are immediately exercisable.

Exercise Price	Number of Warrants

$0.50	3,890,000
$1.00	2,036,250
$1.50	2,100,816
$2.00	3,832,160
$2.50	74,116
$3.00	650,000
$3.75	94,116
12,677,458

NOTE 8 – MODIFICATION TO INVESTOR WARRANTS

On March 25, 2013, our Board of Directors approved the amendment of certain warrants to purchase an aggregate of 5,610,000 shares of common stock of the Company (the “Warrants”) to extend the expiration date of the Warrants from March 31, 2014 to March 31, 2017. 3,740,000 and 1,870,000 of the Warrants are exercisable at $0.50 and $1.00 per share, respectively. All other terms of the Warrants remain unchanged. Substantially all of the Warrants are held by greater than 10% shareholders of the Company.

We accounted for the extension of the expiration date of the Warrants as a modification and recorded a charge for the year ended March 31, 2013 for the incremental change between the estimated fair value of the Warrants immediately before and after the modification. The estimated fair values of the Warrants immediately before and after the modification were calculated using the Black-Scholes pricing model, and the total charge recorded was $658,339, of which $651,339 pertained to related parties.

NOTE 9 – SUBSEQUENT EVENT

On May 31, 2013, we conducted the initial closing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,000,000 shares of our common stock were sold to BOCO Investments, LLC, an existing significant stockholder, in the initial closing. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from such sales totaled approximately $1,365,000. We anticipate using the net proceeds from the initial closing for general working capital requirements and certain research and development projects.

GVC Capital served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we will issued the 2013 PA Warrants on the expiration date of the 2013 Private Placement. The 2013 PA Warrants will carry a five year life and contain a cashless exercise provision.

As a result of the purchase price of $0.25 per share from the 2013 Private Placement and under the conversion price terms of the Convertible Notes and the BOCO Note, the respective conversion prices of those notes were reset from $1.00 to $0.25. This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes and the BOCO Note from 1,662,500 to 6,650,000 shares of our common stock.