Form 10-Q
period 2013-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2013-08-14
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of July 31, 2013 was 38,178,554.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – June 30, 2013 and March 31, 2013 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended June 30, 2013 and 2012, and February 28, 2006 (Inception) to June 30, 2013 (unaudited)	3

	Consolidated Statements of Stockholders’ Equity – As of and for the three months ended June 30, 2013 (unaudited)	4

	Consolidated Statements of Cash Flows – For the three months ended June 30, 2013 and 2012, and February 28, 2006 (Inception) to June 30, 2013 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	11

Item 4.	Controls and Procedures.	14

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	15

Item 6.	Exhibits.	16

SIGNATURES

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

ASSETS	June 30, 2013	March 31, 2013
	(Unaudited)	(Unaudited)
Current assets:
Cash and cash equivalents	$1,261,801	$343,279
Other current assets	128,054	41,712
Total current assets	1,389,855	384,991

Debt issuance costs, net	218,685	245,653
Intangible assets, net	67,178	68,407

TOTAL ASSETS	$1,675,718	$699,051

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)

Current liabilities:
Accounts payable	$10,997	$42,512
Accrued liabilities	82,165	81,000
Total current liabilities	93,162	123,512

Notes payable – related parties, net of discounts of $501,731 and $542,227, respectively	598,269	557,773
Notes payable, net of discounts of $311,710 and $335,631, respectively	250,790	226,869
Accrued interest, including $95,151 and $67,726, respectively, for related parties	154,431	112,982
Derivative liabilities – related parties	201,748	189,503
Derivative liabilities	98,289	93,068
Total liabilities	1,396,689	1,303,707

Commitments and Contingencies (Notes 1, 3 and 5)

Stockholders’ equity (deficit):
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,178,554 and 32,018,554 shares issued and outstanding, respectively	38,178	32,018
Additional paid-in capital	44,936,857	43,378,278
Deficit accumulated during the development stage	(44,696,006)	(44,014,952)
Total stockholders’ equity (deficit)	279,029	(604,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,675,718	$699,051

The accompanying notes are an integral part of these consolidated financial statements.

 OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) to June 30, 2013
	2013	2012

Operating expenses:
General and administrative (including share-based compensation of $203,341, $876,307 and $21,622,635, respectively)	$503,188	$1,120,440	$28,146,755
Research and development	27,838	22,278	2,433,671
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	531,026	1,142,718	36,959,646

Loss from operations	(531,026)	(1,142,718)	(36,959,646)

Non-operating income (expenses):
Equity loss from investment in related party	-	(209,265)	(1,401,724)
Impairment of investment in related party	-	-	(282,297)
Gain on sale of equity investment interest in related party	-	184,021	184,021
Change in estimated fair value in derivative liabilities – related parties	(12,245)	26,983	37,626
Change in estimated fair value in derivative liabilities	(5,221)	30,355	84,311
Amortization of debt discount and debt issuance costs	(50,889)	(8,360)	(245,070)
Amortization of debt discount – related parties	(40,496)	(5,009)	(128,060)
Interest income (expense), net	(13,752)	(2,559)	(107,403)
Interest expense – related parties	(27,425)	(5,068)	(95,151)
Charges for warrants issued to related parties	-	-	(2,351,587)
Charges for modifications to warrants - related parties	-	-	(651,339)
Charges for modifications to warrants	-	-	(2,779,687)
Total non-operating income (expenses)	(150,028)	11,098	(7,736,360)

Net loss	$(681,054)	$(1,131,620)	$(44,696,006)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average shares outstanding – basic and diluted	34,117,016	32,018,538

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount

Balances at March 31, 2013	-	$-	32,018,554	$32,018	$43,378,278	$(44,014,952)	$(604,656)
Common stock sold in private placement offering, net of offering costs (May 2013 at $0.25 per share)			6,160,000	6,160	1,355,238		1,361,398
Share-based compensation					203,341		203,341
Net loss						(681,054)	(681,054)
Balances at June 30, 2013 (unaudited)	-	$-	38,178,554	$38,178	$44,936,857	$(44,696,006)	$279,029

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) to June 30, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(681,054)	$(1,131,620)	$(44,696,006)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	-	209,265	1,401,724
Impairment of equity investment in related party	-	-	282,297
Gain on sale of equity investment interest in related party	-	(184,021)	(184,021)
Change in estimated fair value in derivative liabilities – related parties	12,245	(26,983)	(37,626)
Change in estimated fair value in derivative liabilities	5,221	(30,355)	(84,311)
Share-based compensation	203,341	876,307	21,622,635
Amortization of debt discount and debt issuance costs	50,889	8,360	245,070
Amortization of debt discount – related parties	40,496	5,009	128,060
Depreciation and amortization	1,229	838	48,853
Charges for modifications to warrants – related parties	-	-	651,339
Charges for modifications to warrants	-		2,779,687
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(86,342)	(17,716)	(130,153)
Accounts payable	(31,515)	(32,800)	217,174
Accrued liabilities	1,165	(98,841)	(233,409)
Accrued interest	41,449	-	154,431
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(442,876)	(422,557)	(8,898,633)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment in related party	-	500,000	500,000
Purchase of equity investment in related party	-	-	(2,000,000)
Proceeds from reverse mergers	-	-	11,750
Purchase of licenses	-	-	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	-	500,000	(1,562,228)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Three Months Ended June 30,		February 28, 2006 (Inception) to June 30, 2013
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes	-	472,220	502,970
Proceeds from the sale of convertible notes – related parties	-	440,000	942,391
Net proceeds from the sale of common stock	1,361,398	-	9,091,213
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	-	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	1,361,398	912,220	11,722,662

Net increase in cash and cash equivalents	918,522	989,663	1,261,801
Cash and cash equivalents at beginning of year	343,279	133,120	-
Cash and cash equivalents at end of year	$1,261,801	$1,122,783	$1,261,801

	For the Three Months Ended June 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock purchase warrants paid to placement agent	$-	$87,429

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are comprised of Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc., and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “2013 Form 10-K”). The balances as of March 31, 2013 are derived from our audited consolidated financial statements.

Except as the context otherwise requires, the terms “Company,” “Omni,” “we,” “our” or “us” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of June 30, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of June 30, 2013, we had a deficit accumulated from inception of $44.7 million, which included total non-cash charges from inception of approximately $34.2 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain reclassifications have been made in the financial statements for the three months ended June 30, 2012 to conform to the presentation for the three months ended June 30, 2013.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – FINANCING TRANSACTION

On May 31, 2013, we completed a financing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from such sales totaled approximately $1,361,000. We anticipate using the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects. The 2013 Private Placement expired on June 30, 2013.

GVC Capital LLC (“GVC Capital”), a related party, served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered as the placement agent warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

As a result of the purchase price of $0.25 per share from the 2013 Private Placement and pursuant to the conversion price terms of the convertible notes issued by us during the fiscal year ended March 31, 2013 (the “Convertible Notes”), the respective conversion prices of those notes were reset from $1.00 to $0.25. This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes from 1,662,500 to 6,650,000 shares of our common stock.

NOTE 3 – CONTRACTUAL COMMITMENTS

Effective July 1, 2013, we executed an amendment to a sponsored research agreement (“SRA”) with RUC related to our Fc-AAT constructs (the “Fc-AAT SRA Amendment”) for the period from July 1, 2013 to September 30, 2013 in the amount of $52,500. We are under no obligation for any work performed under this SRA beyond September 30, 2013. The Fc-AAT SRA Amendment related to the original SRA covering Fc-AAT that was executed in March 2012.

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

As of June 30, 2013, potentially dilutive securities included approximately 22.5 million common stock purchase warrants and 6.7 million shares issuable from conversion of the Convertible Notes. As of June 30, 2012 potentially dilutive securities included approximately 15.1 million common stock purchase warrants and 1.1 million shares issuable from conversion of the Convertible Notes.

NOTE 5 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date.

On June 24, 2013, we granted and issued to Robert Ogden, our Chief Financial Officer, a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.28 per share. This warrant has a seven year life and 100,000 of the shares underlying this warrant vested and became exercisable on June 24, 2013. The remaining shares underlying this warrant vest and become exercisable in three equal annual installments on June 24, 2014, June 24, 2015 and June 24, 2016, provided that Mr. Ogden remains in continuous service with Omni as of each vesting date. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: closing stock price on date of grant of $0.28, exercise price of $0.28, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.31%. The estimated fair value ascribed to this warrant was $69,089 or $0.23 per share.

Share-based compensation related to warrants and restricted stock units recorded for the three months ended June 30, 2013 and 2012 was as follows:

	2013	2012

Employees and directors	$174,155	$860,728
Outside consultants	29,186	15,579

	$203,341	$876,307

As of June 30, 2013, there was approximately $203,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.4 years.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2013	8,907,999	$1.98
Granted	300,000	$0.28
Exercised	-	-
Forfeited/expired/canceled	-	-

Outstanding at June 30, 2013	9,207,999	$0.92	5.1	$6,000

Vested and exercisable at June 30, 2013	8,807,999	$0.93	5.1	$3,000

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A “Risk Factors” of our 2013 Form 10-K.

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

Results of Operations – For the Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

The following discussion relates to our operations for the three months ended June 30, 2013 (the “June 2013 quarter”) as compared to the three months ended June 30, 2012 (the “June 2012 quarter”).

General and administrative expenses - General and administrative expenses for the June 2013 quarter were $503,188, which included $203,341 of share-based compensation, as compared to $1,120,440 in the June 2012 quarter, which included $876,307 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and investors. Accordingly, excluding share-based compensation, general and administrative expenses in the June 2013 quarter were $299,847 as compared to $244,133 for the June 2012 quarter, an increase of $55,714, or approximately 23%. This increase was primarily due to higher expenses in the June 2013 quarter in certain expense categories, most notably officer salaries and related taxes of $11,000; consulting fees of $22,000; public and investors relations of $10,000; travel of $11,000; and minimum royalties due under a license agreement of $25,000, which was discharged during the June 2012 quarter.

Research and development expenses – Research and development expenses for the June 2013 quarter were $27,838 as compared to $22,278 in the June 2012 quarter. This increase was primarily the result of the commencement in the June 2013 quarter of a small animal study in our Fc-AAT 2 construct.

Non-operating income (expenses) – Non-operating expenses for the June 2013 quarter were $150,028 as compared to non-operating income of $11,098 for the June 2012 quarter, an increase in non-operating expenses of $161,126. This increase was primarily due a decrease in non-operating income of $184,021 related to a gain on the sale of a partial equity interest in BioMimetix that was recognized during the June 2012 quarter; an increase in interest expense related to the Convertible Notes of $33,550; an increase in amortization expense associated with debt issuance costs and debt discount related to the Convertible Notes of $78,016; and an increase in the charge recorded for the change in the derivative liabilities related to the Convertible Notes of $74,804. Offsetting this increase in non-operating expense was a decrease in non-operating expenses associated with the equity loss from BioMimetix of $209,265. Our investment in BioMimetix was fully written-off as of March 31, 2013.

Liquidity and Capital Resources

Our unaudited consolidated financial statements as presented in Item 1 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the current and expected contractual commitments due under research and development work for Fc-AAT. As of June 30, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research development efforts. As of June 30, 2013, we had a deficit accumulated from inception of approximately $44.7 million, which included total non-cash charges from inception of approximately $34.2 million. These conditions raise substantial doubt as to our ability to continue as a going concern. Our unaudited consolidated financial statements contained in this report do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recent Financing

On May 31, 2013, we completed a financing under the 2013 Private Placement, pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from such sales totaled approximately $1,361,000. We anticipate using the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects. The 2013 Private Placement expired on June 30, 2013.

GVC Capital, a related party, served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. Two of our directors are Senior Managing Partners in GVC Capital. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered as the placement agent the 2013 PA Warrants to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

As a result of the purchase price of $0.25 per share from the 2013 Private Placement and pursuant to the conversion price terms of the Convertible Notes issued by us during the fiscal year ended March 31, 2013, the respective conversion prices of those notes were reset from $1.00 to $0.25. This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes from 1,662,500 to 6,650,000 shares of our common stock.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at June 30, 2013, March 31, 2013 and June 30, 2012 were approximately $1.3 million, $0.3 million and $1.1 million, respectively.

Cash Flows from Operating Activities

For the June 2013 quarter, net cash used in operations was $442,876. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $299,847; research and development expenses of $27,838; an increase in prepaid expenses of $86,342, primarily related to the payment of the full premium on the Company’s director and officer liability insurance policy; and a reduction in accounts payable of $31,515 as a result of paying-off certain past due obligations in the June 2013 quarter due to our cash position as of March 31, 2013. Offsetting these uses of cash from operations was an increase in accrued interest associated with the Convertible Notes of $41,449.

For the June 2012 quarter, net cash used in operations was $422,557. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $244,133; research and development expenses of $22,278; the final payment of $100,000 under a settlement agreement for an SRA; and a reduction in accounts payable of $32,800 as a result of paying-off certain past due obligations in the June 2012 quarter due to our cash position as of March 31, 2012.

Cash Flows from Investing Activities

For the June 2013 quarter, we did not generate or expend cash from investing activities. For the June 2012 quarter, we generated $500,000 of cash from the sale of 62,500 shares of BioMimetix Stock to BioMimetix.

Cash Flows from Financing Activities

For the June 2013, we generated $1,361,398 of net cash from financing activities from the 2013 Private Placement. This amount was net of offering costs of approximately $179,000.

For the June 2012 quarter, we generated $912,220 of net cash from financing activities from the issuance of the Convertible Notes. This amount was net of offering costs of approximately $150,000.

Anticipated Cash Commitments

As of June 30, 2013, we have cash and cash equivalents on hand of approximately $1.3 million, which we expect will allow us to operate into our fiscal quarter ended March 31, 2014 based on current operating levels and currently budgeted research and development projects. We will need to raise additional capital to carry out our business plan and to operate beyond that period and to fund the first stages of scale-up, synthesis and toxicity testing of our Fc-AAT 2 construct.

The 2013 Private Placement offering period expired on June 30, 2013 and we anticipate commencing new fund raising in the near term. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern. There can be no assurance that additional capital will be available to us on acceptable terms or at all.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2013 Form 10-K. The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation; research and development cost; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants and derivatives.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 30, 2013, we sold for a nominal fee a warrant to purchase 616,000 shares of our common stock (the “2013 Private Placement PA Warrants”) to GVC Capital LLC (“GVC Capital”) as partial consideration for their services as the placement agent for the 2013 Private Placement. The 2013 Private Placement PA Warrants are immediately exercisable, have a five year term, are exercisable at a price of $0.25 per share and carry a cashless exercise provision. Two of our directors are senior managing partners in GVC Capital. These warrants were issued under Section 4(2) of the Securities Act of 1933, as amended.

On June 24, 2013, we issued to Robert Ogden, our Chief Financial Officer, a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.28 per share. This warrant has a seven year term and 100,000 of the shares underlying this warrant vested upon issuance. The remaining shares underlying this warrant vest and become exercisable in three equal annual installments on June 24, 2014, June 24, 2015 and June 24, 2016. This warrant was issued under Section 4(2) of the Securities Act of 1933, as amended.

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

10.1	Subscription Agreement and Letter of Investment Intent for the 2013 Private Placement

10.2	Form of Placement Agent Warrant for the 2013 Private Placement

10.3	Amendment Two to Sponsored Research Agreement, dated July 21, 2013, between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document**

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

OMNI BIO PHARMACEUTICAL, INC.

August 14, 2013	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)