Form 10-Q
period 2013-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2013-11-14
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of October 31, 2013 was 38,198,554.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – September 30, 2013 and March 31, 2013 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended September 30, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Operations – For the six months ended September 30, 2013 and 2012, and February 28, 2006 (Inception) to September 30, 2013 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – For the six months ended September 30, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows – For the six months ended September 30, 2013 and 2012, and February 28, 2006 (Inception) to September 30, 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30, 2013	March 31, 2013
ASSETS

Current assets:
Cash and cash equivalents	$780,254	$343,279
Other current assets	106,494	41,712
Total current assets	886,748	384,991

Debt issuance costs, net	191,717	245,653
Intangible assets, net	65,950	68,407

TOTAL ASSETS	$1,144,415	$699,051

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$4,689	$42,512
Accrued liabilities	54,000	81,000
Total current liabilities	58,689	123,512

Notes payable – related parties, net of discounts of $457,767 and $542,227, respectively	642,233	557,773
Notes payable, net of discounts of $285,107 and $335,631, respectively	277,393	226,869
Accrued interest, including $122,877 and $67,726, respectively, for related parties	196,335	112,982
Derivative liabilities – related parties	103,873	189,503
Derivative liabilities	58,876	93,068
Total liabilities	1,337,399	1,303,707

Commitments and Contingencies (Notes 1 and 5)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,198,554 and 32,018,554 shares issued and outstanding, respectively	38,198	32,018
Additional paid-in capital	45,104,801	43,378,278
Deficit accumulated during the development stage	(45,335,983)	(44,014,952)
Total stockholders’ deficit	(192,984)	(604,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,144,415	$699,051

The accompanying notes are an integral part of these consolidated financial statements.

 OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30,
	2013	2012

Operating expenses:
General and administrative (including share-based compensation of $167,964 and $860,728, respectively)	$539,582	$1,104,308
Research and development	98,750	127,500
Total operating expenses	638,332	1,231,808

Loss from operations	(638,332)	(1,231,808)

Non-operating income (expenses):
Equity loss from investment in related party	-	(138,058)
Change in estimated fair value of derivative liabilities – related parties	97,875	56,173
Change in estimated fair value of derivative liabilities	39,413	63,195
Amortization of debt discount and debt issuance costs	(53,571)	(37,254)
Amortization of debt discount – related parties	(43,964)	(16,162)
Interest income (expense), net	(13,672)	(13,680)
Interest expense – related parties	(27,726)	(12,603)
Total non-operating income (expenses)	(1,645)	(98,389)

Net loss	$(639,977)	$(1,330,197)

Basic and diluted net loss per share	$(0.02)	$(0.04)

Weighted average shares outstanding – basic and diluted	38,196,380	32,018,554

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) to September 30, 2013
	2013	2012

Operating expenses:
General and administrative (including share-based compensation of $371,305, $1,737,035 and $21,790,599, respectively)	$1,042,770	$2,224,748	$28,686,337
Research and development	126,588	149,778	2,532,421
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	1,169,358	2,374,526	37,597,978

Loss from operations	(1,169,358)	(2,374,526)	(37,597,978)

Non-operating income (expenses):
Equity loss from investment in related party	-	(347,323)	(1,401,724)
Impairment of investment in related party	-	-	(282,297)
Gain on sale of equity investment interest in related party	-	184,021	184,021
Change in estimated fair value of derivative liabilities –related parties	85,630	83,156	135,501
Change in estimated fair value of derivative liabilities	34,192	93,550	123,724
Amortization of debt discount and debt issuance costs	(104,460)	(45,613)	(298,641)
Amortization of debt discount – related parties	(84,460)	(21,172)	(172,024)
Interest income (expense), net	(27,424)	(16,239)	(121,075)
Interest expense – related parties	(55,151)	(17,671)	(122,877)
Charges for warrants issued to related parties	-	-	(2,351,587)
Charges for modifications to warrants - related parties	-	-	(651,339)
Charges for modifications to warrants	-	-	(2,779,687)
Total non-operating income (expenses)	(151,673)	(87,291)	(7,738,005)

Net loss	$(1,321,031)	$(2,461,817)	$(45,335,983)

Basic and diluted net loss per share	$(0.04)	$(0.04)

Weighted average shares outstanding – basic and diluted	36,167,844	32,018,546

 The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2013	-	$-	32,018,554	$32,018	$43,378,278	$(44,014,952)	$(604,656)
Common stock sold in private placement offering, net of offering costs (May 2013 at $0.25 per share)			6,160,000	6,160	1,355,238		1,361,398
Share-based compensation			20,000	20	371,285		371,305
Net loss						(1,321,031)	(1,321,031)
Balances at September 30, 2013	-	$-	38,198,554	$38,198	$45,104,801	$(45,335,983)	$(192,984)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) to September 30, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,321,031)	$(2,461,817)	$(45,335,983)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	-	347,323	1,401,724
Impairment of equity investment in related party	-	-	282,297
Gain on sale of equity investment interest in related party	-	(184,021)	(184,021)
Change in estimated fair value of derivative liabilities – related parties	(85,630)	(83,156)	(135,501)
Change in estimated fair value of derivative liabilities	(34,192)	(93,550)	(123,724)
Share-based compensation	371,305	1,737,035	21,790,599
Amortization of debt discount and debt issuance costs	104,460	45,613	298,641
Amortization of debt discount – related parties	84,460	21,172	172,024
Depreciation and amortization	2,457	1,677	50,081
Charges for modifications to warrants – related parties	-	-	651,339
Charges for modifications to warrants	-		2,779,687
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(64,782)	(42,524)	(108,593)
Accounts payable	(37,823)	(74,511)	210,866
Accrued liabilities	(27,000)	(112,598)	(261,574)
Accrued interest	83,353	34,726	196,335
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(924,423)	(864,631)	(9,380,180)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment in related party	-	500,000	500,000
Purchase of equity investment in related party	-	-	(2,000,000)
Proceeds from reverse mergers	-	-	11,750
Purchase of licenses	-	-	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	-	500,000	(1,562,228)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Six Months Ended September 30,		February 28, 2006 (Inception) to September 30, 2013
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes	-	472,220	502,970
Proceeds from the sale of convertible notes – related parties	-	440,000	942,391
Net proceeds from the sale of common stock	1,361,398	-	9,091,213
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	-	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	1,361,398	912,220	11,722,662

Net increase in cash and cash equivalents	436,975	547,589	780,254
Cash and cash equivalents at beginning of period	343,279	133,120	-
Cash and cash equivalents at end of period	$780,254	$680,709	$780,254

	For the Six Months Ended September 30,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Common stock purchase warrants paid to placement agent	$-	$87,429

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and has been found to have significant anti-inflammatory and tissue protective effects in numerous animal models of human disease. In 2012, we began to fund the research and development of several synthetic proteins involving the dimeric fusion of AAT and an Fc component of immunoglobulin (“Fc-AAT”).

We hold a license to an issued method of use patent for the treatment of diabetes using p-AAT with a privately-held company, Bio Holding, Inc. In addition, we hold licenses with the Regents of the University of Colorado (“RUC”) for method of use patents and patent applications (“Use Patents”) covering the use of p-AAT in the following indications: cellular transplantation and graft rejection, radiation protection, certain bacterial and viral diseases, myocardial remodeling and inflammatory bowel disease. We also hold licenses with RUC for patent applications covering composition of matter for various Fc-AAT constructs. We recently received a Notice of Allowance from the U.S. patent office for composition of matter claims related to our lead Fc-AAT molecule targeted for clinical development in conditions such as Type 1 diabetes, graft versus host disease or refractory gout.

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

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of September 30, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of September 30, 2013, we had a deficit accumulated from inception of $45.3 million, which included total non-cash charges from inception of approximately $34.6 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain reclassifications have been made in the financial statements for the three and six months ended September 30, 2012 to conform to the presentation for the three and six months ended September 30, 2013.

Recently Issued Accounting Standard Updates

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – FINANCING TRANSACTIONS

On May 31, 2013, we completed a financing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from the 2013 Private Placement totaled approximately $1,361,000. We anticipate using the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects.

GVC Capital LLC (“GVC Capital”), a former related party, served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. Two of our former directors are Senior Managing Partners in GVC Capital. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered as the placement agent warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. As of September 30, 2013, potentially dilutive securities included approximately 23.1 million common stock purchase warrants and 6.7 million shares issuable from conversion of the Convertible Notes. As of September 30, 2012, potentially dilutive securities included 15.1 million common stock purchase warrants and 1.1 million shares issuable from conversion of the Convertible Notes.

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

On July 11, 2013, we granted and issued to a scientific consultant for services rendered 20,000 shares of our common stock. We valued this stock award at $5,800, or $0.29 per share, which represented the closing price of our common stock as quoted on the OTCBB exchange on the date of grant. This stock award vested immediately.

On July 15, 2013, we granted and issued to one of our directors a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.29, exercise price of $0.29, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.71%. The estimated fair value ascribed to this warrant was $59,812.

On July 15, 2013, we granted and issued to Bruce Schneider, our Chief Executive Officer, a warrant to purchase 326,210 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.29, exercise price of $0.29, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.71%. The estimated fair value ascribed to this warrant was $78,044. We granted this warrant to Dr. Schneider pursuant to an anti-dilution provision of his employment agreement with the Company.

On July 15, 2013, we granted and issued to a consultant a warrant to purchase 112,135 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.29, exercise price of $0.29, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.71%. The estimated fair value ascribed to this warrant was $26,828. We granted this warrant to the consultant pursuant to an anti-dilution provision of his consulting agreement with the Company.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

Share-based compensation related to warrants and restricted stock units recorded for the three and six months ended September 30, 2013 and 2012 was as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012

Employees and directors	$135,336	$860,728	$309,491	$1,721,456
Outside consultants	32,628	-	61,814	15,579

	$167,964	$860,728	$371,305	$1,737,035

As of September 30, 2013, there was approximately $205,233 of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.2 years.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the six months ended September 30, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2013	8,907,999	$1.98
Granted	988,345	$0.29
Exercised	-	-
Forfeited/expired/canceled	-	-

Outstanding at September 30, 2013	9,896,344	$0.88	5.0	$-

Vested and exercisable at September 30, 2013	9,446,344	$0.89	4.9	$-

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects, results of operations and cash flows that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the ability of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A “Risk Factors” of our 2013 Form 10-K.

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

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of an FDA-approved drug, alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” or “p-AAT.” p-AAT is purified from human blood and has been found to have significant anti-inflammatory and tissue protective effects in numerous animal models of human disease. p-AAT has a greater than 25-year safety record as an approved treatment for emphysema in p-AAT-deficient patients (“AAT-Deficiency”), an annual market that is currently estimated between $600 to $700 million.

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

We have recently executed agreements for research grants to support two GvHD clinical trials using p-AAT that are being conducted at the University of Michigan and the Fred Hutchinson Cancer Research Center. These trials recently commenced.

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

In November 2013, we received a Notice of Allowance from the United States Patent and Trademark Office for a patent for the composition of matter of Fc-AAT 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the Fc-AAT 2 molecule as well as other AAT fusion polypeptides. Similar patent applications covering Fc-AAT 2 remain under review in Europe and Canada. Patent applications for a series of follow-on Fc-AAT constructs are also pending on a worldwide basis.

Results of Operations – For the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

The following discussion relates to our operations for the three months ended September 30, 2013 (the “September 2013 quarter”) as compared to the three months ended September 30, 2012 (the “September 2012 quarter”).

General and administrative expenses - General and administrative expenses for the September 2013 quarter were $539,582, which included $167,964 of share-based compensation, as compared to $1,104,308 in the September 2012 quarter, which included $860,728 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and investors. Accordingly, excluding share-based compensation, general and administrative expenses in the September 2013 quarter were $371,618 as compared to $243,580 for the September 2012 quarter, an increase of $128,038, or approximately 53%. This increase was primarily due to higher expenses in the September 2013 quarter in certain expense categories, most notably officer salaries and related taxes of $25,000; business and regulatory consulting fees of $26,000; public and investors relations of $17,000; and minimum royalties due under license agreements with RUC of $55,000.

Research and development expenses – Research and development expenses for the September 2013 quarter were $98,750 as compared to $127,500 in the September 2012 quarter. This decrease was primarily due to a decrease in expense related to the Fc-AAT SRA as a result of the timing of an extension of the Fc-AAT SRA that was executed in the September 2012 quarter.

Non-operating income (expenses) – Net non-operating expenses for the September 2013 quarter were $1,645 as compared to $98,389 for the September 2012 quarter, a decrease of $96,744. This decrease was primarily due to a decrease of $138,058 in non-operating expenses associated with the equity loss from BioMimetix and an increase of $17,920 in non-operating income from the change in the derivative liabilities related to the Convertible Notes. Our investment in BioMimetix was fully written-off as of March 31, 2013.

Results of Operations – For the Six Months Ended September 30, 2013 Compared to the Six Months Ended September 30, 2012

The following discussion relates to our operations for the six months ended September 30, 2013 (the “September 2013 period”) as compared to the six months ended September 30, 2012 (the “September 2012 period”).

General and administrative expenses - General and administrative expenses for the September 2012 period were $1,042,770, which included $371,305 of share-based compensation, as compared to $2,224,748 in the September 2012 period, which included $1,737,035 of share-based compensation. As described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Excluding share-based compensation, general and administrative expenses in the September 2013 period were $671,465 as compared to $487,713 for the September 2012 period, an increase of $183,752 or approximately 38%. This increase was primarily due to higher expenses in the September 2013 period in certain expense categories, most notably officer salaries of approximately $36,000; business and regulatory consulting fees of $49,000; public and investors relations of $27,000; and minimum royalties due under license agreements with RUC of $80,000; and travel of $16,000. Partially offsetting this net increase was a decrease in legal expenses of approximately $22,000.

Research and development expenses – Research and development expenses for the September 2013 period were $126,588 as compared to $149,778 in the September 2012 period. This decrease was primarily due to a decrease in expense related to the Fc-AAT SRA as a result of the timing of an extension of the Fc-AAT SRA that was executed in the September 2012 period.

Non-operating income (expenses) – Net non-operating expenses for the September 2013 period were $151,673 as compared to $87,291 for the September 2012 period, an increase of $64,382. This increase was primarily due to increases in non-operating expenses of $170,800 related to interest expense and amortization expense for debt discounts and debt issuance costs associated with the Convertible Notes; a decrease of $184,021 in non-operating income related to a gain on sale of an equity interest in BioMimetix; and a decrease of $56,884 in non-operating income from the change in the derivative liabilities associated with the Convertible Notes. Offsetting the net increase in net non-operating expenses was a decrease of $347,323 in non-operating expenses associated with the equity loss from BioMimetix.

Liquidity and Capital Resources

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of September 30, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of September 30, 2013, we had a deficit accumulated from inception of $45.3 million, which included total non-cash charges from inception of approximately $34.6 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recent Financing

On May 31, 2013, we completed the financing under the 2013 Private Placement, pursuant to which we sold 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from such sales totaled approximately $1,361,000. We anticipate using the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects.

GVC Capital, a former related party, served as the placement agent for the 2013 Private Placement and was paid a 10% commission of the gross proceeds raised. Two of our former directors are Senior Managing Partners in GVC Capital. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered as the placement agent the 2013 PA Warrants to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

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

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at September 30, 2013, March 31, 2013 and September 30, 2012 were approximately $0.8 million, $0.3 million and $0.7 million, respectively.

Cash Flows from Operating Activities

For the September 2013 period, net cash used in operations was $924,423. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $671,465; research and development expenses of $126,588; an increase in prepaid expenses of $64,782, primarily related to the payment of the full premium on the Company’s director and officer liability insurance policy in June 2013; and a reduction in accounts payable and accrued liabilities of $64,823 as a result of paying-off certain past due obligations in the September 2013 period due to our liquidity position as of March 31, 2013. Offsetting these uses of cash from operations was an increase in accrued interest associated with the Convertible Notes of $83,353.

For the September 2012 period, net cash used in operating activities was $864,631. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $487,713; research and development expenses of $149,778; a decrease in accrued expenses of $100,000 related to the final payment made in July 2011 under a settlement agreement for an SRA, an increase in prepaid expenses of $42,524, primarily as a result of a higher portion of the premium on the Company’s director and officer liability insurance policy paid in the September 2012 period; and a decrease in accounts payable of $74,511 in the September 2012 period due to our liquidity position as of March 31, 2012. Offsetting these uses of cash from operations was an increase in accrued interest associated with the Convertible Notes of $34,726.

Cash Flows from Investing Activities

For the September 2013 period, we did not generate or expend cash from investing activities. For the September 2012 period, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix common stock to BioMimetix.

Cash Flows from Financing Activities

For the September 2013 period, we generated $1,361,398 of net cash from financing activities from the 2013 Private Placement. This amount was net of offering costs of approximately $179,000. For the September 2012 period, we generated $912,220 of net cash from financing activities from a private placement. This amount was net of offering costs of approximately $150,000.

Anticipated Cash Commitments

As of September 30, 2013, we have cash and cash equivalents on hand of approximately $0.8 million, which we expect will allow us to operate into our fiscal quarter ended March 31, 2014 based on current operating levels and currently budgeted research and development projects. We will need to raise additional capital to operate beyond that period to carry out our business plan and to fund the first stages of scale-up, synthesis and toxicity testing of our Fc-AAT 2 construct. We are actively seeking new capital and exploring various alternatives including equity and debt capital and potential sales of assets. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern and may cause us to cease our operations. There can be no assurance that additional capital will be available to us on acceptable terms or at all.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2013, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION.

Item 1.  Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 11, 2013, we granted and issued to a scientific consultant for services rendered 20,000 restricted shares of our common stock. This stock award vested immediately and was issued under Section 4(2) of the Securities Act of 1933, as amended.

On July 15, 2013, we granted and issued to Bruce Schneider, our Chief Executive Officer, a warrant to purchase 326,210 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. This warrant was issued under Section 4(2) of the Securities Act of 1933, as amended.

On July 15, 2013, we granted and issued to a consultant a warrant to purchase 112,135 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. This warrant was issued under Section 4(2) of the Securities Act of 1933, as amended.

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

10.1	Warrant dated June 24, 2013 issued to Robert C. Ogden*

10.2	Warrant dated July 15, 2013 issued to Bruce E. Schneider*

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

* Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

November 14, 2013	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)