Form 10-Q
period 2013-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2014-02-14
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

or

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of January 31, 2014 was 38,656,638.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION		Page

Item 1.	Financial Statements.

	Consolidated Balance Sheets – December 31, 2013 and March 31, 2013 (unaudited)	2

	Consolidated Statements of Operations – For the three months ended December 31, 2013 and 2012 (unaudited)	3

	Consolidated Statements of Operations – For the nine months ended December 31, 2013 and 2012, and February 28, 2006 (Inception) to December 31, 2013 (unaudited)	4

	Consolidated Statements of Stockholders’ Equity – For the nine months ended December 31, 2013 (unaudited)	5

	Consolidated Statements of Cash Flows – For the nine months ended December 31, 2013 and 2012, and February 28, 2006 (Inception) to December 31, 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	12

Item 4.	Controls and Procedures.	16

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.	16

Items 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	16

Item 6.	Exhibits.	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2013	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$485,104	$343,279
Other current assets	69,348	41,712
Total current assets	554,452	384,991

Debt issuance costs, net	156,141	245,653
Intangible assets, net	64,722	68,407

TOTAL ASSETS	$775,315	$699,051

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$12,771	$42,512
Accrued liabilities	55,850	81,000
Total current liabilities	68,621	123,512

Notes payable – related parties, net of discounts of $409,996 and $542,227, respectively	690,004	557,773
Notes payable, net of discounts of $207,709 and $335,631, respectively	254,791	226,869
Accrued interest, including $150,603 and $67,726, respectively, for related parties	222,650	112,982
Derivative liabilities – related parties	-	189,503
Derivative liabilities	-	93,068
Total liabilities	1,236,066	1,303,707

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,656,638 and 32,018,554 shares issued and outstanding, respectively	38,656	32,018
Additional paid-in capital	45,591,972	43,378,278
Deficit accumulated during the development stage	(46,091,379)	(44,014,952)
Total stockholders’ deficit	(460,751)	(604,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$775,315	$699,051

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended December 31,
	2013	2012

Operating expenses:
General and administrative (including share-based compensation of $102,768 and $1,394,436, respectively)	$410,247	$1,746,790
Research and development	36,250	72,670
Total operating expenses	446,497	1,819,460

Loss from operations	(446,497)	(1,819,460)

Non-operating income (expenses):
Equity loss from investment in related party	-	(202,916)
Change in estimated fair value of derivative liabilities – related parties	(63,531)	(40,589)
Change in estimated fair value of derivative liabilities	(44,060)	703
Amortization of debt discount and debt issuance costs	(112,974)	(43,953)
Amortization of debt discount – related parties	(47,771)	(29,059)
Interest income (expense), net	(12,837)	(13,741)
Interest expense – related parties	(27,726)	(22,932)
Total non-operating income (expenses)	(308,899)	(352,487)

Net loss	$(755,396)	$(2,171,947)

Basic and diluted net loss per share	$(0.02)	$(0.07)

Weighted average shares outstanding – basic and diluted	38,397,721	32,018,554

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) to December 31, 2013
	2013	2012

Operating expenses:
General and administrative (including share-based compensation of $474,073, $3,131,471 and $21,893,367, respectively)	$1,453,017	$3,971,538	$29,096,584
Research and development	162,838	222,448	2,568,671
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	1,615,855	4,193,986	38,044,475

Loss from operations	(1,615,855)	(4,193,986)	(38,044,475)

Non-operating income (expenses):
Equity loss from investment in related party	-	(550,239)	(1,401,724)
Impairment of investment in related party	-	-	(282,297)
Gain on sale of equity investment interest in related party	-	184,021	184,021
Change in estimated fair value of derivative liabilities – related parties	22,099	158,308	71,970
Change in estimated fair value of derivative liabilities	(9,868)	(21,488)	79,664
Amortization of debt discount and debt issuance costs	(217,434)	(89,566)	(411,615)
Amortization of debt discount – related parties	(132,231)	(50,231)	(219,795)
Interest income (expense), net	(40,261)	(29,980)	(133,912)
Interest expense – related parties	(82,877)	(40,603)	(150,603)
Charges for warrants issued to related parties	-	-	(2,351,587)
Charges for modifications to warrants - related parties	-	-	(651,339)
Charges for modifications to warrants	-	-	(2,779,687)
Total non-operating income (expenses)	(460,572)	(439,778)	(8,046,904)

Net loss	$(2,076,427)	$(4,633,764)	$(46,091,379)

Basic and diluted net loss per share	$(0.06)	$(0.14)

Weighted average shares outstanding – basic and diluted	36,913,839	32,018,549

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2013	-	$-	32,018,554	$32,018	$43,378,278	$(44,014,952)	$(604,656)
Common stock sold in private placement offering, net of offering costs (May 2013 at $0.25 per share)			6,160,000	6,160	1,355,238		1,361,398
Common stock issued from conversion of senior secured convertible promissory note plus accrued interest (November 2013 at $0.25 per share)			458,084	458	114,063		114,521
Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value (October and December 2013)					270,340		270,340
Share-based compensation			20,000	20	474,053		474,073
Net loss						(2,076,427)	(2,076,427)
Balances at December 31, 2013	-	$-	38,656,638	$38,656	$45,591,972	$(46,091,379)	$(460,751)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) to December 31, 2013
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,076,427)	$(4,633,764)	$(46,091,379)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	-	550,239	1,401,724
Impairment of equity investment in related party	-	-	282,297
Gain on sale of equity investment interest in related party	-	(184,021)	(184,021)
Change in estimated fair value of derivative liabilities – related parties	(22,099)	(158,308)	(71,970)
Change in estimated fair value of derivative liabilities	9,868	21,488	(79,664)
Share-based compensation	474,073	3,131,471	21,893,367
Amortization of debt discount and debt issuance costs	217,434	89,566	411,615
Amortization of debt discount – related parties	132,231	50,231	219,795
Depreciation and amortization	3,685	2,516	51,309
Charges for modifications to warrants – related parties	-	-	651,339
Charges for modifications to warrants	-	-	2,779,687
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	(27,636)	(36,552)	(71,447)
Accounts payable	(29,741)	(44,304)	218,948
Accrued liabilities	(25,150)	(119,090)	(259,724)
Accrued interest	124,189	71,990	237,171
Amounts due to related parties	-	-	207,632
Net cash used in operating activities	(1,219,573)	(1,258,538)	(9,675,330)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment in related party	-	500,000	500,000
Purchase of equity investment in related party	-	-	(2,000,000)
Proceeds from reverse mergers	-	-	11,750
Purchase of licenses	-	(31,154)	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	-	468,846	(1,562,228)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

(Unaudited)

	For the Nine Months Ended December 31,		February 28, 2006 (Inception) to December 31, 2013
	2013	2012
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes	-	502,970	502,970
Proceeds from the sale of convertible notes – related parties	-	942,392	942,391
Net proceeds from the sale of common stock	1,361,398	-	9,091,213
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	-	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	1,361,398	1,445,362	11,722,662

Net increase in cash and cash equivalents	141,825	655,670	485,104
Cash and cash equivalents at beginning of period	343,279	133,120	-
Cash and cash equivalents at end of period	$485,104	$788,790	$485,104

	For the Nine Months Ended December 31,
	2013	2012
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value	$270,340	$-
Common stock issued from conversion of senior secured convertible promissory note plus accrued interest	$114,521	$-
Common stock purchase warrants paid to placement agent	$-	$106,476

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and has been found to have significant anti-inflammatory and tissue protective effects in numerous animal models of human disease. In 2012, we began to fund the research and development of several synthetic proteins involving the fusion of AAT and an Fc component of immunoglobulin (“Fc-AAT”).

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

Basis of Presentation

The accompanying unaudited consolidated financial statements are comprised of Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (the “2013 Form 10-K”). The balances as of March 31, 2013 are derived from our audited consolidated financial statements.

Except as the context otherwise requires, the terms “Company,” “Omni,” “we,” “our” or “us” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).

Going Concern

The accompanying financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of December 31, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of December 31, 2013, we had a deficit accumulated from inception of $46.1 million, which included total non-cash charges from inception of approximately $34.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

Reclassifications

Certain reclassifications have been made in the financial statements as of and for the three and nine months ended December 31, 2012 to conform to the presentation as of and for the three and nine months ended December 31, 2013.

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

As additional compensation paid to the placement agent of the 2013 Private Placement for services rendered, we were obligated to sell for a nominal fee warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

As a result of the purchase price of $0.25 per share from the 2013 Private Placement and pursuant to the conversion price terms of the convertible notes issued by us during the fiscal year ended March 31, 2013 (the “Convertible Notes”), the respective conversion prices of those notes were reset from $1.00 to $0.25 (the “Reset Provision”). This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes from 1,662,500 to 6,650,000 shares of our common stock. The Reset Provision on all of the Convertible Notes expired during the fiscal quarter ended December 31, 2013.

NOTE 3 – CONTRACTUAL COMMITMENTS

Effective July 1, 2013, we executed an amendment to a sponsored research agreement (the “Fc-AAT SRA”) with RUC related to our Fc-AAT constructs (the “Fc-AAT SRA Amendment”) for the period from July 1, 2013 to September 30, 2013 in the amount of $52,500. In October 2013, we elected not to renew the Fc-AAT SRA and are under no obligation for any work performed under this SRA beyond September 30, 2013. The Fc-AAT SRA Amendment related to the original Fc-AAT SRA that was executed in March 2012.

On January 1, 2014, we entered into an Amendment to Employment Agreement (the “Amendment”), pursuant to which the employment agreement between the Company and Bruce Schneider, our Chief Executive Officer, was amended to (i) extend the term of the employment agreement by one year, (ii) defer $5,000 per month of Dr. Schneider’s base salary until the Company raises additional financing of at least $1.5 million, and (iii) to formalize the anti-dilution feature related to certain warrants previously granted to Dr. Schneider by the Company.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

NOTE 4 – NET LOSS PER SHARE

Basic loss per share is computed based on the weighted average number of common shares outstanding during the period presented. Diluted earnings (loss) per share is computed using the weighted average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all potentially dilutive common shares. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented. As of December 31, 2013, potentially dilutive securities included approximately 23.0 million common stock purchase warrants and 6.3 million shares issuable from conversion of the Convertible Notes. As of December 31, 2012, potentially dilutive securities included 21.0 million common stock purchase warrants and 1.7 million shares issuable from conversion of the Convertible Notes.

NOTE 5 – SHARE-BASED COMPENSATION

All equity-based awards to employees, directors and consultants are recognized in the consolidated financial statements at the fair value of the award on the grant date.

On June 24, 2013, we granted and issued to Robert Ogden, our Chief Financial Officer, a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.28 per share. This warrant has a seven year life and 100,000 of the shares underlying this warrant vested and became exercisable on June 24, 2013. The remaining shares underlying this warrant vest and become exercisable in three equal annual installments on June 24, 2014, June 24, 2015 and June 24, 2016, provided that Mr. Ogden remains in continuous service with Omni as of each vesting date. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: closing stock price on date of grant of $0.28, exercise price of $0.28, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.31%. The estimated fair value ascribed to this warrant was $69,089.

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

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements (Unaudited)

Share-based compensation related to warrants and restricted stock units recorded for the three and nine months ended December 31, 2013 and 2012 was as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Employees and directors	$102,768	$966,624	$412,259	$2,688,080
Outside consultants	-	427,812	61,814	443,391
	$102,768	$1,394,436	$474,073	$3,131,471

As of December 31, 2013, there was approximately $102,465 of total unrecognized compensation cost related to non-vested share-based compensation arrangements that is expected to be recognized over a weighted-average period of approximately 1.6 years.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the nine months ended December 31, 2013 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2013	8,907,999	$1.98
Granted	988,345	$0.29
Exercised	-	-
Forfeited/expired/canceled	-	-

Outstanding at December 31, 2013	9,896,344	$0.88	4.7	$381,451

Vested and exercisable at December 31, 2013	9,529,678	$0.89	4.7	$381,451

NOTE 6 – STOCKHOLDERS’ EQUITY

In November 2013 and in accordance with the conversion terms of the Convertible Notes, a Convertible Note in the principal amount of $100,000 plus accrued interest of $14,521 was converted into 458,084 shares of our common stock at a conversion price of $0.25 per share.

In October 2013 and December 2013, the Reset Provision on the Convertible Notes expired (the “Expiration Dates”) and the conversion price on all of the Convertible Notes was fixed at $0.25 per share. As a result of the fixed conversion price of the Convertible Notes as of the Expiration Dates, we concluded that the conversion feature of the Convertible Notes no longer met the definition of a derivative liability and no longer needed to be bifurcated from the debt host instrument. Accordingly, as of the Expiration Dates, we calculated the estimated fair value of the derivative liabilities associated with the Convertible Notes at $270,340 and reclassified this amount to equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects, strategies, results of operations and cash flows that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A. “Risk Factors” of our 2013 Form 10-K.

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

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of an FDA-approved drug, alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” or “p-AAT.” p-AAT is purified from human blood and has been found to have significant anti-inflammatory and tissue protective effects in numerous animal models of human disease. p-AAT has a greater than 25-year safety record as an approved treatment for emphysema in p-AAT-deficient patients (“AAT-Deficiency”), an annual market in the U.S. that is currently estimated between $600 to $700 million.

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

During the current fiscal year, we have executed agreements for research grants to support two GvHD clinical trials using p-AAT that are being conducted at the University of Michigan and the Fred Hutchinson Cancer Research Center. These trials commenced during the current fiscal quarter.

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

In November 2013, we received a Notice of Allowance from the Canadian Patent Office for the use of p-AAT in reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (GvHD) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant. Patent applications covering similar claims are under review in the U.S. and Europe.

Results of Operations – For the Three Months Ended December 31, 2013 Compared to the Three Months Ended December 31, 2012

The following discussion relates to our operations for the three months ended December 31, 2013 (the “December 2013 quarter”) as compared to the three months ended December 31, 2012 (the “December 2012 quarter”).

General and administrative expenses - General and administrative expenses for the December 2013 quarter were $410,247, which included $102,768 of share-based compensation, as compared to $1,746,790 in the December 2012 quarter, which included $1,394,436 of share-based compensation. As we have disclosed in prior filings, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and investors. Accordingly, excluding share-based compensation, general and administrative expenses in the December 2013 quarter were $307,479 as compared to $352,534 for the December 2012 quarter, a decrease of $44,875, or approximately 13%. This decrease was primarily due to lower expenses in the December 2013 quarter in certain expense categories, most notably legal expenses, primarily related to patent prosecution and licensing arrangements, of $44,000; business insurance premiums of $35,000; and travel of $12,000. Partially offsetting this net decrease were increases in certain expense categories, primarily related to officer salaries and related taxes of $49,000.

Research and development expenses – Research and development expenses for the December 2013 quarter were $36,250 as compared to $72,670 in the December 2012 quarter. This decrease was primarily due to a decrease in expense related to the Fc-AAT SRA, which was not extended beyond September 30, 2013.

Non-operating income (expenses) – Net non-operating expenses for the December 2013 quarter were $308,899 as compared to $352,487 for the December 2012 quarter, a decrease of $43,588. This decrease was primarily due to a decrease of $202,916 in non-operating expenses associated with the equity loss from BioMimetix Pharmaceutical, Inc. (“BioMimetix”). Partially offsetting the net decrease in non-operating expenses were increases in expenses associated with the Convertible Notes of $159,328, primarily related to amortization of debt discounts and debt issuance costs and the net changes in estimated fair values of the associated derivative liabilities.

Results of Operations – For the Nine Months Ended December 31, 2013 Compared to the Nine Months Ended December 31, 2012

The following discussion relates to our operations for the nine months ended December 31, 2013 (the “December 2013 period”) as compared to the nine months ended December 31, 2012 (the “December 2012 period”).

General and administrative expenses - General and administrative expenses for the December 2013 period were $1,453,017, which included $474,073 of share-based compensation, as compared to $3,971,538 in the December 2012 period, which included $3,131,471 of share-based compensation. As described above, management views general and administrative expenses exclusive of share-based compensation as an important non-GAAP measure. Excluding share-based compensation, general and administrative expenses in the December 2013 period were $978,944 as compared to $840,067 for the December 2012 period, an increase of $138,877 or approximately 17%. This increase was primarily due to higher expenses in the December 2013 period in certain expense categories, most notably officer salaries of approximately $84,000; business and regulatory consulting fees of $56,000; business insurance premiums of $35,000; public and investors relations of $25,000; and minimum royalties due under license agreements with RUC of $80,000. Partially offsetting this net increase was a decrease in legal expenses of approximately $66,000.

Research and development expenses – Research and development expenses for the December 2013 period were $162,838 as compared to $222,448 in the December 2012 period. This decrease was primarily due to a decrease in expense related to the Fc-AAT SRA, which was not extended beyond September 30, 2013.

Non-operating income (expenses) – Net non-operating expenses for the December 2013 period were $460,572 as compared to $439,778 for the December 2012 period, an increase of $20,794. This increase was primarily due to increases in expenses associated with the Convertible Notes of $387,012, primarily related to amortization of debt discounts and debt issuance costs, interest expense and the net changes in the estimated fair values of the associated derivative liabilities and a decrease of $184,021 in non-operating income related to a gain on sale of an equity interest in BioMimetix. Partially offsetting the net increase in net non-operating expenses was a decrease of $550,239 in non-operating expenses associated with the equity loss from BioMimetix.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2013, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of December 31, 2013, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of December 31, 2013, we had a deficit accumulated from inception of $46.1 million, which included total non-cash charges from inception of approximately $34.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

May 2013 Financing

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

As additional compensation paid to the placement agent of the 2013 Private Placement for services rendered, we were obligated to sell for a nominal fee warrants (the “2013 PA Warrants”) to purchase 10% of the total securities sold in the 2013 Private Placement at an exercise price of $0.25 per share. Under the terms of the 2013 Private Placement, we issued 616,000 2013 PA Warrants. The 2013 PA Warrants carry a five year life, expire on June 30, 2018 and contain a cashless exercise provision.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at December 31, 2013, March 31, 2013 and December 31, 2012 were approximately $0.5 million, $0.3 million and $0.8 million, respectively.

Cash Flows from Operating Activities

For the December 2013 period, net cash used in operations was $1,219,573. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $978,944; research and development expenses of $162,838; an increase in prepaid expenses of $27,636, primarily related to the payment of the full premium on the Company’s director and officer liability insurance policy in June 2013; and a reduction in accounts payable and accrued liabilities of $54,891 as a result of paying-off certain past due obligations in the December 2013 period due to our liquidity position as of March 31, 2013. Partially offsetting these uses of cash from operations was an increase in accrued interest associated with the Convertible Notes of $124,189.

For the December 2012 period, net cash used in operating activities was $1,258,538. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $840,067, research and development expenses of $222,448, the final payment of $100,000 under a settlement agreement for an SRA and a decrease in accounts payable of $44,304 in the December 2012 period due to our liquidity position as of March 31, 2012. Partially offsetting these uses of cash from operations was an increase in accrued interest associated with the Convertible Notes of $71,990.

Cash Flows from Investing Activities

For the December 2013 period, we did not generate or expend cash from investing activities.

For the December 2012 period, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix common stock to BioMimetix. In addition, we expended $31,154 of cash in the capitalization of costs related to the Fc-AAT License.

Cash Flows from Financing Activities

For the December 2013 period, we generated $1,361,398 of net cash from financing activities from the 2013 Private Placement. This amount was net of offering costs of approximately $179,000.

For the December 2012 period, we generated $1,445,362 of net cash from financing activities from the sale of the Convertible Notes. This amount was net of offering costs of approximately $285,000.

Anticipated Cash Commitments

As of December 31, 2013, we have cash and cash equivalents on hand of approximately $0.5 million, which we expect will allow us to operate through March 31, 2014 based on current operating levels and currently budgeted research and development projects. We will need to raise additional capital to operate beyond that period to carry out our business plan and to fund the first stages of scale-up, synthesis and toxicity testing of our Fc-AAT 2 construct. We are actively seeking new capital and exploring various alternatives including equity and debt capital and potential sales of assets. Failure to obtain additional capital will have a material adverse impact on our ability to continue to operate as a going concern and may cause us to cease our operations. There can be no assurance that additional capital will be available to us on acceptable terms or at all.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In November 2013, we issued 458,084 shares of our common stock to a private investor pursuant to the conversion of a note payable, including related accrued interest, that was originally issued by the Company in June 2012 under a private placement offering. The shares of our common stock were issued under Section 4(2) of the Securities Act of 1933, as amended.

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

OMNI BIO PHARMACEUTICAL, INC.

February 14, 2014	By: /s/ Robert C. Ogden
Robert C. Ogden
Chief Financial Officer
(Principal Financial and Accounting Officer)