Form 10-K
period 2014-03-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2014-06-16
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

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

Common Stock, Par Value $0.001

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

Yes [ ] No [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $5.2 million based on the closing sale price of the registrant’s common stock on such date as reported on the OTCQB Market.

The number of shares outstanding of the registrant’s common stock as of June 6, 2014 was 38,856,638.

PART I

ITEM 1.     BUSINESS.

Forward looking Statements

This Annual Report on Form 10-K contains forward-looking statements regarding us, our business, prospects and results of operations that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to successfully develop products and services that are commercially successful; the impact of competition on our business; changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; our ability to secure adequate financing for our operations; and our failure to keep pace with our competitors.

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

Business Plan and Operation

We are a biopharmaceutical company that was formed to explore new methods of use of AAT. AAT is a naturally occurring protein that is essential for normal liver and lung function and has historically been purified from human blood (“p-AAT”) to treat patients suffering from emphysema due to AAT-deficiency. Marketed forms of p-AAT have demonstrated an excellent safety record in over 25 years of use. Recent research has shown that AAT has profound anti-inflammatory, immunomodulatory and tissue protective effects in various animal models suggestive of use in the treatment of a variety of important medical conditions.

We hold licenses for method of use issued patent claims for the use of p-AAT in the treatment of diabetes, certain bacterial and viral diseases and cellular transplantation and graft rejection, which include reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (GvHD) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant. In addition, we hold licenses for method of use patent application claims for the use of p-AAT in the treatment of radiation protection and myocardial remodeling.

We also hold a license to an issued method of use patent owned by a privately-held company for the treatment of diabetes using p-AAT. In 2011, we completed initial findings of a human clinical trial using p-AAT for the treatment of Type 1 Diabetes (the “Diabetes Trial”). The Diabetes Trial demonstrated positive benefit in medically important endpoints that included stabilization of otherwise declining c-peptide levels and a decrease in the insulin requirement in certain patients having recent onset of Type 1 diabetes. Two other organizations, the Immune Tolerance Network (“ITN”), a joint development organization funded by the National Institutes of Health and the Juvenile Diabetes Organization, and Kamada, Ltd., one of the four p-AAT manufacturers, have conducted similar Type 1 diabetes clinical trials over the past three years with similar positive results as to stable c-peptide levels and decreased insulin usage. Recently, Kamada and Grifols S.A., another of the p-AAT manufacturers, have both announced the initiation of double-blind, placebo-controlled trials in Type 1 diabetics. We believe that these outcomes and actions support our premise that p-AAT or a p-AAT derivative could be used in the treatment of diabetes and other related diseases.

Our goal is to sublicense these patents and patent applications to various p-AAT manufacturers, of which there are four. The timing of such sublicensing is likely to be dependent upon the generation of robust clinical data sufficient to warrant label claims to the existing package inserts for the currently marketed p-AAT products.

An important consequence of the research that we have supported over the past several years has been to confirm in both animal models and human studies that p-AAT has potent anti-inflammatory and immune modifying activity. A substantial body of medical literature now exists demonstrating that p-AAT (e.g. commercially available or plasma purified) should be effective in the treatment of a number of common diseases, including diabetes, chronic gout and GvHD. We believe these findings in combination with p-AAT’s proven safety record in human subjects provide a strong foundation to support using it to treat diseases and conditions that we have licenses to pursue.

We are currently supporting two GvHD clinical trials using p-AAT that are being conducted at the University of Michigan and the Fred Hutchinson Cancer Research Center.

Fc-AAT

In 2011, we began funding research and development of a synthetic form of AAT (“Fc-AAT”). We believe the successful characterization and development of a recombinant Fc-AAT fusion molecule would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited, to Type 1 diabetes, GvHD following bone marrow transplantation and chronic gout. The currently manufactured versions of p-AAT require weekly IV dosing in a doctor’s office or infusion clinic and cost in excess of $100,000 per year.

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

We currently have in vitro and in vivo studies that suggest that Fc-AAT 2 is 40-50x more potent than p-AAT in various animal models and may also have a longer duration of effect. If borne out in clinical trials, this could lead to a product that can be made rapidly and in large quantities, is able to be self-administered subcutaneously and is able to be given less often than once per week. Each of these represents a significant competitive improvement over existing p-AAT derived products which must be given intravenously, once per week in a doctor’s office or infusion clinic, and are very expensive due to the costs of the products themselves and the costs of the infusion procedures. We are considering several options for the initial clinical trials of Fc-AAT 2 with Type 1 diabetes and GvHD currently being among the most likely.

Patent application filings have been made in the U.S., Canada and Europe. In November 2013, we received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for a patent for the composition of matter of Fc-AAT 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the Fc-AAT 2 molecule as well as other AAT fusion polypeptides. Similar patent applications covering Fc-AAT 2 remain under review in Europe and Canada. If Fc-AAT 2 is successful in being brought to market, it is expected that we would have market exclusivity for a minimum of 12 years from the time of introduction in the U.S. and 10 years in Europe. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development. Earlier attempts by others to make stand-alone recombinant versions of the molecule have not been successful. There is, however, no assurance that we will be successful.

We have also filed a global patent application for additional novel Fc-AAT constructs (“Fc-AAT 3”). Fc-AAT 3 will serve as a backup to Fc-AAT 2 and has demonstrated the potential of having still further advantages in clinical performance. If successful as a new Fc-AAT compound, Fc-AAT 3 could carry market protections to 2033 or beyond. There is, however, no assurance that we will be granted a patent on Fc-AAT 3 or that Fc-AAT 3 will be successfully brought to market. We hold two licenses with RUC for patent applications covering the Fc-AAT 2 and Fc-AAT 3 constructs, respectively.

Fc-AAT Research and Development

We have generated a fusion protein that combines human p-AAT with an Fc fragment of human immunoglobulin molecule (“IgG”). Each fusion protein contains two recombinantly made AAT molecules and two Fc molecules connected by molecular bonds. We are currently producing our Fc fusion protein through Chinese hamster ovary (“CHO”) protein expression techniques. CHO cells are frequently used in genetic studies, toxicity screening, gene expression and protein production, such as expression of recombinant proteins. Today, CHO cells are one of the most commonly used mammalian cells for industrial production of recombinant proteins used in therapeutics. We believe our technology is similar to that already used to create highly successful drugs for human application such as Enbrel® and we are encouraged by the long-term commercialization potential for the Fc-AAT molecules.

Fc-AAT Targeted Markets

We believe successful development of effective and approved Fc-AAT represents a major commercial opportunity – chiefly, that if our patent applications that cover Fc-AAT are granted, we would have the patent rights and ability to pursue development of this fusion protein for human therapeutic use. As a potential new biological drug, if we are successful in obtaining an issued patent for composition of matter for an Fc-AAT construct and obtaining FDA approval for an Fc-AAT compound, we would be provided up to 12 years of marketing exclusivity from the date of FDA approval. This could put us in a position to sublicense uses of Fc-AAT to pharmaceutical companies for treatment of multiple health-related indications. This is a high risk opportunity, and it will require significant capital and scientific and regulatory expertise in the next couple years to move Fc-AAT through the pre-clinical and, potentially, human clinical phases of regulatory testing.

We believe Fc-AAT could be appropriate for treatment of a broad spectrum of inflammatory diseases and other conditions. Lead indications for our Fc-AAT molecule and our estimate of their respective potential peak annual sales in the combined U.S. and European markets are:

●	Type 1 Diabetes (early onset) - $1 billion+
●	GvHD - $500 million+ and
●	Gout (Treatment Refractory) - $1 billion+

These revenues could be realized by Omni if it were solely responsible for commercialization; alternatively, Omni could receive a portion of such revenues in the form of royalties if Fc-AAT was commercialized by a third party. Other indications could include rheumatoid arthritis, chronic obstructive pulmonary disease (“COPD”) and myocardial infarction.

Type 1 Diabetes

We believe the preliminary results of the three pilot studies in Type 1 Diabetes using p-AAT demonstrate evidence of AAT’s potential as a treatment for early onset Type 1 diabetes and the recent announcement by two p-AAT manufacturers support the rationale for developing Fc-AAT as a lower cost, more readily produced and potentially more potent alternative to p-AAT. According to the Juvenile Diabetes Research Foundation International, “over 15,000 children are diagnosed with Type 1 diabetes annually in the U.S. and the rate of Type 1 diabetes incidence among children under the age of 14 is estimated to increase by 3% annually worldwide.” This points to a growing population of early onset diabetics in this country, which we believe could be treated with Fc-AAT.

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

Once a recipient has received a bone marrow transplant, the recipient typically takes steroid drugs that suppress the immune system, reducing the severity or risk of incurring GvHD. Acute symptoms of GvHD can include abdominal pain and cramps, diarrhea, fever, jaundice, skin rash, vomiting and weight loss. Chronic symptoms can include dry eyes and mouth, hair loss, hepatitis, lung and digestive tract disorders and skin rash. Increased rates of infection due to immune system suppression during and after the transplant procedure can be common. Complications can include severe damage to the liver, lung or digestive tract, severe infection and severe lung disease. Some of these complications can lead to death. Mortality rates from GvHD depend on the degree of severity. Preliminary animal studies performed by our researchers indicate that p-AAT reduces the onset of GvHD in bone marrow transplant models. We have patent applications filed in the U.S, Europe and Canada for the use of p-AAT to treat this disease.

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

License and Sponsored Research Agreements

Fc-AAT

We hold an exclusive license with RUC covering patent applications covering composition of matter and methods of use for various Fc-AAT constructs.

Bacterial Disorders

We hold an exclusive license with RUC covering a patent and patent applications for the use of p-AAT in the treatment and/or prevention of certain bacterial disorders (the “Bacterial License”). The Bacterial License also includes patent applications covering composition of matter and methods of use for our Fc-AAT 2 construct. During the fiscal year ended March 31, 2014, we funded research on Fc-AAT 2 in laboratories at the University of Colorado and with an outside investigator.

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

Diabetes

We hold a license to an issued patent for the treatment of diabetes (Types 1 and 2) using p-AAT (the “Diabetes Patent”) with Bio Holding, Inc. (“Bio Holding”), (the “Diabetes License”). Bio Holding is majority-owned by Dr. Leland Shapiro, who is the inventor on the Diabetes Patent and also a significant shareholder of the Company.

License Payments and Commitments

To date, the following consideration has been paid related to our license agreements with RUC and Bio Holding:

License	License Fees and Minimum Royalties	SRA Payments	Fair Value of Equity Securities	Total

Bacterial	$45,000	$1,097,460	$64,301	$1,206,761

Graft	$49,736	$-	$698,939	$748,675

Fc-AAT	$46,154	$437,500	$-	$483,654

Viral	$25,000	$150,000	$-	$175,000

Diabetes	$25,000	$88,000	$5,590,980	$5,703,980

	$190,890	$1,772,960	$6,354,220	$8,318,070

Future royalty obligations under our license agreements with RUC and Bio Holding are summarized below:

License	Field of Use	Minimum Royalties	Milestone Royalties	Earned Royalties (5)	Sublicense Royalties (6)

Bacterial (1)	Bacterial disorders and various therapeutic indications treated with Fc-AAT	$25,000 per year	(2)	4% of Net Sales	20%
Graft (1)	Cellular transplantation /graft rejection (including GvHD)	$15,000 per year	(2)	3% of Net Sales	20%
Fc-AAT (1)	Various therapeutic indications	$15,000 per year	(2)	2.5% of Net Sales	20%
Viral (1)	Viral disorders	$50,000 per year after first commercial sale	(3)	4% of Net Sales	20% to 30%
Diabetes (4)	Diabetes	None	None	4% of Gross Revenues	30%

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

(4) Licensed to us by Bio Holding.

(5) Calculated based on direct net sales of product by us.

(6) Calculated based on royalties received by us on a sublicense arrangement with a third party.

The license agreements expire upon the expiration date of the last patent covered by the agreement and may also be terminated by either party in the event of a default by the other party.

Research and Development Expense

For the fiscal years ended March 31, 2014 and 2013, we incurred approximately $163,000 and $297,000, respectively, in research and development expenses. In the future, we expect most of our research and development efforts to focus on Fc-AAT development.

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

We believe that our patent application that claims Fc-AAT as a novel compound(s) provides us reasonable protection as we proceed through a preclinical program to develop one or more Fc-AAT compounds through to early clinical testing. In the future, we anticipate making additional patent application filings, which we believe will provide us additional intellectual property to one or more novel Fc-AAT compounds. In order to proceed with development of Fc-AAT compounds, we will need to raise additional capital and hire additional personnel with experience and expertise in drug development. There is no guarantee that we will be successful in raising the capital required to adequately fund a preclinical drug candidate or that we will be able to attract and retain qualified personnel.

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

Employees

As of March 31, 2014, we had one full-time employee, performing the roles of both Chief Executive and Financial Officer. A search is underway to replace our former Chief Financial Officer that left the Company on March 28, 2014. Our Chief Scientific Officer is a part-time consultant. We have also retained other part-time consultants to assist us in recombinant material preparation, preclinical development planning, regulatory science, business development and accounting.

Recent Developments

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of Omni Bio at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As additional consideration for the note, we issued 3,000,000 warrants to purchase Omni Bio common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50-1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

Additionally, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. The ultimate goal is to have Gallus manufacture material for use in preclinical toxicology studies and early trials in humans. It is anticipated that the first phase of these activities will be performed over a 7 to 8 month period at a cost of up to $700,000.

How to Obtain Our SEC Filings

We file annual, quarterly, and special reports and other information with the SEC. Reports and other information filed with the SEC can be inspected and copied at the public reference facilities of the SEC at 100 F Street N.E., Washington, DC 20549. Such material may also be accessed electronically by means of the SEC's website at www.sec.gov. You may also access the reports we file with the SEC, free of charge, in the investor relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.

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

The development and commercialization of new drugs is highly technical, competitive and speculative. As a development stage company, we have not had any revenue, nor have we commercialized any products, and have incurred losses in each year since our inception. Our net losses were $2.5 million and $7.5 million for the fiscal years ended March 31, 2014 and 2013, respectively, and as of March 31, 2014, we had an accumulated deficit of $46.5 million. As a result of these factors, for the fiscal year ended March 31, 2014, our independent registered public accounting firm has included an explanatory paragraph within their report issued on our financial statements, which expressed substantial doubt about our ability to continue as a going concern (“going concern qualification”).

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

We have expended, and will continue to expend, substantial funds to conduct our preclinical drug studies, which includes research and development programs, scale-up synthesis and purification and safety and toxicity testing of Fc-AAT 2 and other related molecules. To date, we have financed our operations through the issuance of equity and debt securities. We will need additional financing to fund our operating expenses, pursue our patent applications and continue our scientific research. We may not be able to obtain additional financing on acceptable terms, or at all. If we do not raise additional funding over the next year, we will be forced to cease our operations, liquidate our assets and/or declare bankruptcy. If we are able to raise additional funds by issuing equity securities or securities convertible into equity, the new equity securities may dilute the interests of our existing stockholders. Debt or preferred stock financing, if available, may involve agreements containing covenants limiting or restricting our ability to take certain actions, including incurring additional debt, making capital expenditures or declaring dividends.

In the long term, we will most likely need to partner with another pharmaceutical company in order to have sufficient funding to pursue additional clinical trials, pursue FDA approval for our products and product uses, and bring our products to market, and we make no assurance that we will be able to achieve such a partnership.

Our need for additional funding will depend on many factors, including, without limitation:

●	the amount of revenue or cost sharing, if any, that we are able to obtain from others, and the time and costs required to achieve those revenues;
●	the timing, scope and results of pre-clinical studies and clinical trials;
●	the size, cost and complexity of our scientific development programs;
●	the time and costs involved in obtaining regulatory approvals;
●	the time and costs related to scaling up production;
●	the costs of launching our products;
●	the costs of commercializing our products, including marketing, promotional and sales costs;
●	our ability to establish and maintain collaborative partnerships;
●	the costs involved in filing, prosecuting, maintaining and enforcing patent rights; and
●	scientific progress in our research and development programs.

If we are unable to raise additional funds, we may, among other things:

●	be unable to operate as a going concern;
●	delay, scale back or eliminate some or all of our research and development programs;
●	delay, scale back or eliminate some or all of our commercialization activities;
●	delay, scale back or eliminate pursuit of some or all of our patent application rights;
●	lose rights under existing licenses;
●	relinquish more of, or all of, our rights to product candidates on less favorable terms than we would otherwise seek; and
●	cease operations, liquidate our assets or declare bankruptcy.

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

In May 2012, we issued approximately $1.0 million of Convertible Notes in a private placement. In addition, in October 2012, we issued a Senior Secured Convertible Promissory Note to BOCO Investments, LLC (the “BOCO Note”) in an amount of $600,000.  Principal and interest on the Convertible Notes may be paid in our discretion in cash or shares of our common stock; however, principal on the BOCO Note may only be repaid in cash.  There is no assurance that we will have sufficient cash or other assets to satisfy the principal payments on the BOCO Note at its maturity date of October 31, 2015.  If we are unable to repay the BOCO Note at its maturity, we will be in default under the BOCO Note and BOCO Investments, LLC could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets.

In April, 2014, we issued a Convertible Note to Bohemian Investment LLC, an affiliate of BOCO, that enables us to receive up to $2.0 million. This note adds to our debt position and also requires us to be in compliance with certain performance and debt covenants. If we are unable to repay the Bohemian Note, we could be subject to collection proceedings with respect to our assets.

Product Development and Commercialization Risks

We may be unsuccessful in commercializing our products. If we are unable to commercialize our products, we may not be able to recover the large investment that we plan to make in our product development efforts.

We will likely have to make substantial expenditures before we are able to generate any revenue from our current recombinant molecule (“Fc-AAT 2”) or other related molecules. Before we can commercialize a product, we must rigorously test the product in the laboratory and complete extensive human studies. There can be no assurance that the costs of testing and studies will yield products approved for marketing by the FDA or that any such products will be profitable. We will incur substantial additional costs to continue these activities. If we are not successful in commercializing Fc-AAT 2 or other related molecules, we may be unable to recover the large investment we have made and plan to make in research and development efforts.

Our ability to develop and commercialize products will depend on our ability to:

●	hire and retain the necessary personnel to manage our research and development efforts;
●	overcome potential setbacks and otherwise complete laboratory testing and human studies;
●	obtain and maintain necessary intellectual property rights to our products;
●	obtain and maintain necessary regulatory approvals related to the efficacy and safety of our products;
●	obtain a strategic partner for future funding or a potential licensing or sub-licensing arrangement with an existing commercial pharmaceutical company;
●	otherwise raise additional capital to fund our operations;
●	enter into arrangements with third parties to manufacture our products; and
●	deploy sales and marketing resources effectively or enter into arrangements with third parties to provide these functions.

Our successful commercialization and product development efforts depend on the development of compositions of matter related to Fc-AAT 2 or other related molecules, and our ability to market our products with the assistance of collaborators or strategic partners.

Our product development depends on our ability to successfully develop new compositions of matter and on the marketability, commercialization and profitability of such product(s). Commercialization involves risks of failure inherent in the development of products based on innovative technologies and the risks associated with drug development generally. These risks include, without limitation, the following:

●

These technologies or any or all of the products based on these technologies may be difficult to appropriately manufacture, ineffective or toxic, or otherwise fail to receive necessary regulatory clearances;

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

Conducting clinical trials is a lengthy and expensive process. Before obtaining regulatory approvals for the commercial sale of any product, we must demonstrate through the use of animal models and human clinical trials that the product can be consistently made and is both effective and safe for use in humans. We will incur substantial additional expenses for and devote a significant amount of time to these studies.

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

If an IND is obtained, completion of human clinical trials may take several years. The time required varies substantially according to the type, complexity, novelty and intended use of the product candidate. The progress of clinical trials is monitored by both the FDA and independent data monitoring committees, which may require the modification, suspension or termination of a trial if it is determined to present excessive risks to patients. Our rate of commencement and completion of clinical trials may be delayed by many factors, including, without limitation:

●	our ability to timely raise necessary funding;
●	our inability to provide sufficient quantities and/or quality of materials for use in clinical trials;
●	variability in the number and types of patients available for each study;
●	difficulty in maintaining contact with patients after treatment, resulting in incomplete data;
●	unforeseen safety issues or side effects;
●	poor or unanticipated effectiveness of products during the clinical trials; or
●	governmental or regulatory delays.

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

We do not have the financial or technical abilities to independently conduct the preclinical or clinical trials required to obtain regulatory approval for our products. We expect to contract with third-party research organizations to conduct all of our preclinical development work for Fc-AAT 2 and, if successful in the preclinical stage, to conduct human clinical studies. If we are unable to obtain necessary services on acceptable terms, or at all, we may not complete our product development efforts in a timely manner.

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

Our insurance policies protect us only from some business risks, which may leave us exposed to significant, uninsured liabilities.

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

There are approved products on the market for most of the diseases and indications for which we are developing products. In many cases, these products have well-known brand names, are distributed by large pharmaceutical companies with substantial resources and have achieved widespread acceptance among physicians and patients. Large pharmaceutical companies have greater financial resources and expertise in research and development, manufacturing, pre-clinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Intellectual Property Risks

We rely on licenses to patents and patent applications for future commercialization and the loss of these licenses could have material adverse effect on our business.

If we breach or fail to perform the material conditions of our licensing arrangements covering intellectual property, including our payment obligations or fail to extend the term of these arrangements, we may lose all or some or all of our rights to such intellectual property, and such loss would have a material adverse effect on our business. If we lost our rights to such intellectual property, we would need to find existing alternative, non-infringing technology, if any exists, or develop new technology ourselves. The pursuit of any such alternative would cause significant delay in the development and commercialization of our proposed products and may prove impossible.

The issued patents covered under our licensing agreements have limited jurisdictions, which may limit the potential markets we could sell or license we are successful in achieving an NDA from the FDA.

We hold a license for composition of matter patents related to our Fc-AAT 2 molecule in the U.S., Canada and Europe, which would likely limit our ability to market a successful Fc-AAT 2 drug to those jurisdictions. Competitors could be able to market a successful Fc-AAT 2 drug in other jurisdictions We have recently had a composition of matter patent allowed in the U.S. that covers claims for our AAT-Fc 2 molecule; similar patent applications in Europe and Canada remain under review and are not yet allowed and may never be issued.

In addition, we are a licensee to an issued patent in the U.S. for the use of p-AAT in the treatment of diabetes and an issued patent in Canada for the uses of p-AAT in reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (GvHD) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant..

In January 2013, we filed a PCT patent application covering Fc-AAT-3 (the “Fc-AAT 3 Patent”). Prosecution for the Fc-AAT 3 Patent has not reached national stage and it could take up to two years for final actions to occur. The Fc-AAT 3 Patent has a priority date of January 7, 2013.

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

Patents in the U.S. have a 20-year life from the date of filing of the non-provisional patent application. In addition, in the U.S. and Europe, patents to certain biologics may qualify for 10 to 12 years of extended life irrespective of the standard 20-year life of patents. Our ability to generate revenue or royalties from a potential sub-licensor of our licensed patents will largely be based upon the value as determined by the remaining patent life and/or exclusivity periods associated with each patent or patent application.

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

We are highly dependent on the services of our Chief Executive and Financial Officer, Bruce Schneider, PhD. If Dr. Schneider decides to terminate his business relationship with us, it could delay research and development efforts and the commercialization of our products, or prevent us from becoming profitable. Competition for qualified individuals is intense among pharmaceutical and biotechnology companies, and the loss of qualified individuals or an inability to attract, retain and motivate additional highly skilled individuals required for the expansion of our activities could hinder our ability to complete human studies successfully and develop marketable products. Currently, we do not carry key-man life insurance policies on any of our key personnel.

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

As of March 31, 2014, our executive officers and directors as a group beneficially own approximately 16.7% and two other affiliates own collectively approximately 50.74% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). The interests of these stockholders may not always coincide with the Company’s interests or the interests of other stockholders. The sale or prospect of sale of a substantial number of the shares could have an adverse effect on the market price of our common stock.

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

During our past fiscal year, our common stock price has traded between $0.13 and $0.45 per share, and our common stock has a low trading volume. The future market price of our common stock could fluctuate widely because of:

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

ITEM 2.     PROPERTIES.

We currently lease approximately 1,100 square feet of office space for our corporate office. This lease expires on June 30, 2014. Our current address is 5350 South Roslyn Street, Suite 430, Greenwood Village, CO 80111.

ITEM 3.     LEGAL PROCEEDINGS.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is currently traded on the OTCBB and the OTCQB exchanges maintained by the Financial Industry Regulatory Authority under the symbol OMBP. The following table sets forth the range of high and low bid prices for our common stock during each calendar quarter in the fiscal years ended March 31, 2014 and 2013. The figures have been rounded to the nearest whole cent.

	High	Low
Fiscal Year 2014
Quarter Ended:
March 31, 2014	$0.45	$0.21
December 31, 2013	$0.44	$0.13
September 30, 2013	$0.30	$0.16
June 30, 2013	$0.39	$0.22

Fiscal Year 2013
Quarter Ended:
March 31, 2013	$0.50	$0.28
December 31, 2012	$0.50	$0.20
September 30, 2012	$0.60	$0.17
June 30, 2012	$1.84	$0.40

Number of Shareholders of Record and Dividends

The number of shareholders of record of our outstanding common stock as of March 31, 2014 was 431. This number was derived from our stockholder records and does not include beneficial owners of our common stock whose shares are held in the names of various dealers, clearing agencies, banks, brokers and other fiduciaries.

Holders of common stock are entitled to receive dividends as may be declared by our Board of Directors. We have never declared nor paid any dividends with respect to our common stock and we do not anticipate paying dividends in the foreseeable future.

ITEM 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”). AAT is a naturally occurring protein that is essential for normal liver and lung function and has historically been purified from human blood (“p-AAT”) to treat patients suffering from emphysema due to AAT-deficiency. Marketed forms of p-AAT have demonstrated an excellent safety record in over 25 years of use. Recent research has shown that AAT has profound anti-inflammatory, immunomodulatory and tissue protective effects in various animal models suggestive of use in the treatment of a variety of important medical conditions.

We hold licenses for method of use issued patent claims for the use of p-AAT in the treatment of diabetes, certain bacterial and viral diseases and cellular transplantation and graft rejection, which include reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (“GvHD”) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant. In addition, we hold licenses for method of use patent application claims for the use of p-AAT in the treatment of radiation protection and myocardial remodeling. Our goal is to sublicense these patents and patent applications to various p-AAT manufacturers, of which there are four. The timing of such sublicensing is likely to be dependent upon the generation of robust clinical data sufficient to warrant label claims to the existing package inserts for the currently marketed p-AAT products.

In 2011, we began funding research and development of a synthetic form of AAT (“Fc-AAT”). We believe the successful characterization and development of a recombinant Fc-AAT fusion molecule would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited, to Type 1 diabetes, graft vs host disease following bone marrow transplantation and chronic gout. The currently manufactured versions of p-AAT require weekly IV dosing in a doctor’s office or infusion clinic and cost in excess of $100,000 per year. We believe our recombinant form of AAT will provide significant advantages over p-AAT in terms of duration of action, cost to manufacture, purity and selling price. Most importantly, our recombinant form of AAT has been shown to be 40-50x more potent than p-AAT in animal models of gout, inflammatory bowel disease and myocardial infarction suggesting the potential for simple subcutaneous dosing.

In November 2013, we received a Notice of Allowance from the USPTO for a patent for the composition of matter of Fc-AAT 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the Fc-AAT 2 molecule as well as other AAT fusion polypeptides. Similar patent applications covering Fc-AAT 2 remain under review in Europe and Canada. Patent applications for a series of follow-on Fc-AAT constructs are also pending on a worldwide basis. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development. Earlier attempts by others to make stand-alone recombinant versions of the molecule have not been successful. While we believe our fusion protein approach is viable, there is no assurance that we will be successful or be able to obtain the funding needed to develop such a molecule.

Potential indications for our Fc-AAT 2 molecule and our estimates of peak annual sales volumes in the combined U.S. and European markets are:

●	Type 1 diabetes (early onset) – $1 billion+
●	Complications due to bone marrow transplantation (“Graft vs Host Disease’) - $500 million+
●	Gout (treatment refractory)- $1 billion+

These revenues could be realized by Omni if it were solely responsible for commercialization; alternatively, Omni could receive a portion of such revenues in the form of royalties if Fc-AAT was commercialized by a third party. Other significant markets could include rheumatoid arthritis, chronic obstructive pulmonary disease (“COPD”) and cardiac remodeling.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:

●	Our ability to raise sufficient capital to fund our operations and future research and development of Fc-AAT 2;
●	The continued expected growth in the biopharmaceutical sector;
●	Our ability to obtain and protect patents covered under our license agreements;
●	Our ability to file and receive additional patent applications for new Fc-AAT compounds that we may discover;
●	Our ability to file for an IND with the FDA;
●	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
●	Our ability to shepherd potential therapies through the FDA approval process; and
●	Our ability to compete against companies in our industry with greater resources.

Results of Operations – Fiscal Year Ended March 31, 2014 Compared to Fiscal Year Ended March 31, 2013

The following discussion relates to our operations for the fiscal year ended March 31, 2014 (“Fiscal year 2014”) as compared to the fiscal year ended March 31, 2013 (“Fiscal year 2013”).

General and administrative expenses - General and administrative expenses for Fiscal year 2014 were $1,749,613, which included $490,780 of share-based compensation, as compared to $5,422,795 for Fiscal year 2013, which included $4,174,839 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for Fiscal year 2014 were $1,258,833 as compared to $1,247,956 for Fiscal year 2013, an increase of $10,877, or approximately 1%. This net increase was primarily due to decreases in expenses for Fiscal year 2014 in certain expense categories, most notably legal fees of $116,000 and business insurance premiums of $32,000. Partially offsetting this net decrease in expenses for Fiscal year 2014 were increases in Fiscal year 2014 in certain expense categories, most notably officer salaries of $88,000; minimum royalties due under license agreements with RUC of $80,000 and regulatory consulting of $42,000.

Research and development expenses – Research and development expenses for Fiscal year 2014 were $162,838 as compared to $297,448 for Fiscal year 2013. This decrease was primarily due to a decrease in expense related to Fc-AAT development work, which included a Scientific Research Agreement with Dr. Dinarello that was not extended beyond September 30, 2013.

Non-operating income (expenses) – Net non-operating expenses for Fiscal year 2014 were $604,190 as compared to $1,734,380 for Fiscal year 2013, a decrease of $1,130,190. This decrease was primarily due to a decrease in expenses associated with our ownership of an equity interest in BioMimetix Pharmaceutical, Inc. (“Biomimetix”), which included the equity loss and impairment charge of $780,000 and $282,000, respectively, recorded in Fiscal year 2013; a decrease in charges related to modifications of investor warrants of $658,000 recorded in Fiscal year 2013. Partially offsetting this net decrease in non-operating expenses were increases in expenses associated with the Convertible Notes of $407,000, primarily related to amortization of debt discounts and debt issuance costs, interest expense and the net changes in the estimated fair values of the associated derivative liabilities, and a decrease of $184,000 in non-operating income related to a gain on sale of an equity interest in BioMimetix recorded in Fiscal year 2013.

Liquidity and Capital Resources

Our consolidated financial statements as presented in Item 8 of this report have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification results from, among other things, our development stage status, no revenue recognized since inception or likely to be recognized in the near term, and our inception to date net losses, which total approximately $46.5 million and include non-cash charges of approximately $36.2 million. Our consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary if we were unable to continue as a going concern.

May 2013 Financing

On May 31, 2013, we completed the financing under a private placement offering (“the 2013 Private Placement”), pursuant to which we sold 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from such sales totaled approximately $1,361,000. We used the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects.

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

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents were $271,427 and $343,279 at March 31, 2014 and 2013, respectively.

Cash Flows from Operating Activities

For Fiscal year 2014, net cash used in operating activities was $1,433,250. The primary uses of cash from operations were general and administrative expenses. Excluding share-based compensation these totaled $1,258,833. Research and development expenses totaled $162,838.

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

Cash Flows from Investing Activities

For Fiscal year 2014, we did not generate or expend cash from investing activities.

For Fiscal year 2013, we generated $500,000 of cash from investing activities from the sale of 62,500 shares of BioMimetix common stock to BioMimetix and used $31,154 of cash from investing activities for the purchase of licenses.

Cash Flows from Financing Activities

For Fiscal year 2014, we generated $1,361,398 of net cash from financing activities from the 2013 Private Placement. This amount was net of offering expenses of approximately $179,000.

For Fiscal year 2013, we generated $1,445,361 of net cash from financing activities from our outstanding convertible notes. These amounts were net of offering expenses of approximately $285,000.

Subsequent Financing

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of Omni Bio at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As additional consideration for the note, we issued 3,000,000 warrants to purchase Omni Bio common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50-1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

Current Cash Commitments

We expect that our cash on hand and subsequent financing plan will allow us to fund our operations and limited research and development initiatives into the fourth quarter of the fiscal year ending March 31, 2015 based on current operating levels and currently budgeted research and development projects. However, we will need additional capital raising to continue the full preclinical development and early clinical development of our Fc-AAT program. Funding of the Fc-AAT program is anticipated to require additional capital in the range of $10 million through phase 1 trials currently targeted to take place in 2016. There is no assurance that we will be successful in raising additional capital on acceptable terms or at all. Failure to obtain additional capital may have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2015, and such failure would likely cause us to cease operations and not continue as a going concern.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements or obligations.

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained under Item 8 in this report. The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation; modification to terms of stock options or warrants; research and development costs; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include warrants and derivatives.

Share-based Compensation

Historically, a significant amount of our general and administrative expenses have been comprised of share-based compensation related to warrants to purchase shares of our common stock issued to employees, consultants and directors. However, for Fiscal year 2014, share-based compensation expense was $490,780 as compared to $4,174,839 for Fiscal year 2013. The significant decrease in share-based compensation in Fiscal year 2013 was primarily attributable to fewer equity awards granted in Fiscal year 2014 and the full vesting of certain significantly valued awards granted in Fiscal year 2013 and other prior years. Since our inception, we have estimated the fair value of all stock purchase warrants using the Black-Scholes pricing model, which incorporates estimates as to the expected term that a warrant holder will hold a warrant, estimates as to forfeitures for unvested warrants and the expected volatility of a company’s stock price over a specified term.

Modifications to Share-based Awards

In Fiscal year 2013, we modified certain terms to certain outstanding investor warrants. We have recorded charges related to these modifications based on the estimated fair value of the warrants immediately prior to and immediately after the modification occurs, with any incremental value being charged to expense. We have used the Black-Scholes pricing model in this valuation process, and this requires management to use various assumptions and estimates. Future modifications to investor warrant or other share-based compensation transactions may result in significant expenses being recorded in our consolidated financial statements.

Research and Development Costs

A significant amount of our operating expenses has been comprised of costs incurred under sponsored research agreements and clinical trial agreements. For Fiscal year 2014 and 2013, research and development expenses were $162,838 and $297,448, respectively. All research and development costs are charged to expense as incurred.

Capitalized License Costs

Since inception, we have capitalized approximately $86,555 related to direct costs incurred to establish our ability to license potential future patents in the biopharmaceutical areas that are associated with our licenses. We commence amortization of these costs on the earlier of the execution of a license agreement or the date that a patent is applied for and continue the amortization over the expected life of the patents covered under the license arrangement. The assignment of an estimated life to a license is also an estimate that we must monitor as well as the net carrying value of the license. We will continue to monitor our license agreements as to the appropriateness of definite lives in relation to patent development and potential impairment as we correlate evidence as to the potential marketability of product(s) related to our license agreements.

Long-term Assets

We review long-lived assets for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For Fiscal year 2013, our review included an assessment of the carrying value of our largest non-operating asset, our equity investment in BioMimetix. For Fiscal year 2013, we recorded an impairment charge related to this investment in the amount of $282,297. This assessment required significant estimates and judgment by management. We did not record any impairment during fiscal year 2014.

Convertible Notes and Derivatives

The accounting for convertible notes (the “Convertible Notes”) and warrants to purchase shares of our common stock (“2013 Warrants”) sold in private placements during Fiscal year 2013 involved the valuation of the fair values of the Convertible Notes and the 2013 Warrants based on estimates of their relative fair values as calculated using the Black-Scholes pricing model. We concluded that the conversion features of the Convertible Notes met the definition of derivative liabilities at inception and are required to be revalued at the end of each reporting period until they no longer meet the definition of derivatives, if ever. The initial valuation, classification and subsequent accounting of these transactions required significant estimates and judgment by management. The value of the associated derivative liabilities has fluctuated based on the closing price of our common stock at each respective quarterly measurement date.

During Fiscal year 2014 and based on the expiration of a variable conversion price feature contained in the Convertible Notes, the conversion feature no longer met the definition of a derivative liability, and we no longer accounted for this conversion feature as a derivative liability.

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

Future significant fluctuations in the share price of our common stock and issuances of additional debt or equity instruments that contain derivative characteristics may result in significant expenses being recorded in our consolidated financial statements.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements

Our consolidated financial statements are included as a separate section of this report beginning on page F-1 immediately following the signature page to this report, and are incorporated by reference herein.

ITEM 9A.     CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We are responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive and Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Management’s Annual Report on Internal Control over Financial Reporting

Our management, including our Chief Executive and Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal controls are designed to provide reasonable assurance as to the reliability of its financial reporting and the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Management has used the 1992 framework set forth in the report entitled Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of the Company’s internal control over financial reporting. As of March 31, 2014, management concluded that our internal control over financial reporting was effective as of such date.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of the fiscal year ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. A part-time controller has been hired by the Company to conduct certain activities and provide safeguards while a search for a new Chief Financial Officer takes place.

ITEM 9B.          OTHER INFORMATION.

Effective March 29, 2014, Bruce Schneider, our Chief Executive Officer and Chairperson of the Board, was appointed to also serve as our Chief Financial Officer.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth the names and ages of each of our directors and executive officers as of June 6,2014:

Name	Age	Position
Bruce E. Schneider	63	Chief Executive and Financial Officer, and Chairperson of the Board

Charles A. Dinarello	71	Chief Scientific Officer

Michael D. Wort	64	Director

Albert L. Kramer	80	Director

Michael E. Kamarck	63	Director

Sandra J. Wrobel	54	Director

The directors named above serve for one-year terms until our next annual meeting of stockholders or their earlier resignation or removal. Information concerning our directors and our executive officers is set forth below:

Bruce E. Schneider, Ph.D has served as our Chief Executive Officer and as a member of our Board of Directors since January 2013. He has served as the Chairperson of our Board since August 2013 and as our Chief Financial Officer since March 2014. From 2010 through 2012, Dr. Schneider provided R&D executive advisory and business development services to several large and small pharmaceutical companies, including an extensive role with Pfizer where he was engaged to facilitate strategic planning and decision-making for its early drug development pipeline. From 2009 to 2010, he was employed by Pfizer as Executive Vice President & R&D Integration Lead. From 1972 to 2009, he was employed by Wyeth Research, which was acquired by Pfizer in 2009, where he held numerous senior-level R&D positions, including Executive Vice President & Chief of Operations (2002 to 2009), Senior Vice President, Research Operations & Planning (1992 to 2002) and Vice President, Worldwide Clinical Operations (1987 to 1992). Dr. Schneider holds a Ph.D. in Applied Statistics from Temple University and a Sc.B in Applied Mathematics from Brown University. We believe that Dr. Schneider’s extensive pharmaceutical industry experience and emphasis in drug development give him the qualifications and skills to serve as a director.

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

Michael E. Kamarck, Ph.D has served as a member of our Board of Directors since January 2013. From 2010 to 2012, he was employed by Merck as President of Merck BioVentures and Senior Vice President of Vaccines and Biologics Manufacturing.  From 2001 to 2009, he was employed by Wyeth, where he held various senior executive positions, including President, Technical Operations and Product Supply and was responsible for global technical operations for all of the Wyeth businesses.  Dr. Kamarck also served as a member of the Wyeth Management Committee. Prior to Wyeth, he was employed by Bayer AG for 17 years in a variety of technical and leadership capacities. Dr. Kamarck received his B.A. from Oberlin College, his Ph.D. from MIT and was a Leukemia Society Fellow at Yale University. We believe that Dr. Kamarcks’s significant senior executive experience with large pharmaceutical companies give him the qualifications and skills to serve as a director.

Sandra J. Wrobel has served as a member of our Board of Directors since July 2013 and Chairperson of our Board’s Audit Committee. Since 2002, she has served as Chief Executive Officer and Managing Director of Applied Strategies Consulting, LLC, which provides strategy, business process and operations expertise to life sciences and global healthcare organizations. From 1999 to 2001, she served as Vice President, Finance and Corporate Strategy at Intrabiotics Pharmaceuticals, Inc., a biopharmaceutical company focused on the development and commercialization of new anti-bacterial and anti-fungal drugs for the prevention or treatment of infectious diseases. From 1987-1999, Ms. Wrobel worked for Strategic Decisions Group, a strategy consulting firm, where she was a senior partner and head of the firm's Life Sciences Consulting practice. Ms. Wrobel received her B.S. degree in Chemical & Petroleum Refining Engineering from the Colorado School of Mines and her MBA from the Stanford University Graduate School of Business. We believe that Ms. Wrobel’s senior executive experience with life sciences and global healthcare organizations give her the qualifications and skills to serve as a director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and holders of more than 10% of our common stock to file reports of ownership of our securities and changes in ownership with the SEC. Based solely on a review of the Section 16(a) reports furnished to us during the fiscal year ended March 31, 2014, we believe that all filings required to be made during fiscal year ended March 31, 2014 were timely made, except for:

●	one Form 4 for BOCO Investments, LLC, a greater than 10% holder, relating to the amendment of a warrant; and
●	one Form 4 for each of Vicki Barone and Steve Bathgate relating to the issuance of warrants for placement agent services by GVC Capital LLC.

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

Audit Committee

We have a separately-designated standing audit committee comprised of one member, Ms. Wrobel (Chairperson). The Board of Directors has determined that Ms. Wrobel is an independent director in accordance with Nasdaq Stock Market and SEC rules. The Audit Committee has sole authority to retain, compensate, terminate, oversee and evaluate the independent auditors, and reviews and approves in advance all audit and non-audit services (other than prohibited non-audit services) performed by the independent auditors. In addition, the Audit Committee reviews and discusses with management and the independent auditors the audited financial statements included in our filings with the SEC; oversees our compliance with legal and regulatory requirements; and meets separately with the independent auditors as often as deemed necessary or appropriate by the Committee. In this regard, the Audit Committee also reviews major issues regarding accounting principles and financial statement presentation, and periodically discusses with management our major financial risk exposures and the steps that management has taken to monitor and control such exposures.

The Board of Directors has determined that Ms. Wrobel is not an “audit committee financial expert” as defined in Item 407(d) of Regulation S-K promulgated by the Securities and Exchange Commission. We have not retained an audit committee financial expert because we do not believe that the scope of our activities to date has justified obtaining such an expert. Moreover, we believe that the present members of our Board of Directors, taken as a whole, and an independent consultant, with a CPA qualification, that is used to review the Company’s financial statements, have sufficient knowledge and experience in financial affairs to effectively perform their duties. In addition, our common stock is not listed on a stock exchange and we are not subject to corporate governance requirements of any such exchange.

ITEM 11.     EXECUTIVE COMPENSATION.

Summary Compensation Table

The following table sets forth the total compensation earned by each of our named executive officers (“NEOs”) for the fiscal years ended March 31, 2014 and 2013.

Name and Principal Position	Fiscal Year	Salary ($)	Option Awards (1) $	All Other Compensation ($)	Total ($)

Bruce E. Schneider (2) Chief Executive Officer	2014 2013	$180,000 $45,000	$ 78,044 $394,111	$- $-	$258,044 $439,111
Robert C. Ogden (3) Chief Financial Officer	2014 2013	$130,000 $120,000	$ 69,089 $124,275	$- $-	$199,089 $244,275
Charles A. Dinarello (4) Chief Scientific Officer	2014 2013	$90,000 $120,000	$- $242,324	$- $-	$90,000 $362,324

(1)

The amounts shown represent the estimated fair value of common stock purchase warrant awards on the date of grant as calculated using the Black-Scholes pricing model and pursuant to ASC 718. For a discussion of the assumptions and methodologies used to calculate the amounts referred to above, please see the disclosure under Note 6 to our consolidated financial statements beginning on page F-1 of this report.

(2)

Dr. Schneider became our Chief Executive Officer effective January 1, 2013. Under the terms of his current employment agreement, which is for the period from January 1, 2014 through December 31, 2014, he receives an annual salary of $180,000. Effective January 1, 2014, Dr. Schneider and the Company agreed to defer payment of a portion of his salary until a certain amount of external financing was secured by the Company. The deferred salary amount is $5,000 per month. On July 15, 2013 and pursuant to an anti-dilution provision in his employment agreement, he was granted a warrant to purchase 326,210 shares of the Company’s common stock at an exercise price of $0.29 per share. 100% of this warrant vested upon issuance.

(3)

Mr. Ogden resigned as our Chief Financial Officer effective March 28, 2014 and was paid through that date. On June 24, 2013, Mr. Ogden was granted a warrant to purchase 300,000 shares of the Company’s common stock at an exercise price of $0.28 per share. This warrant vested by one-third (33.33%) on the date of grant and the remaining two-thirds (66.67%) was schedule to vest ratably over a three-year period. Upon his resignation, Mr. Ogden forfeited the unvested portion of this warrant as well as all unvested warrants issued pursuant to prior warrant agreements.

(4)

Dr. Dinarello was paid as an outside consultant in the amount of $120,000 per annum through December 31, 2013, at which time he no longer received cash compensation due to the Company’s financial situation.

Outstanding Equity Awards at Fiscal Year-End

The following table provides a summary of equity awards outstanding at March 31, 2014 for each of our NEOs.

	Option Awards				Stock Awards
Name	Number Of Securities Underlying Unexercised Options Exercisable (#)	Number Of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number Of Shares Or Units Of Stock That Have Not Vested (#)	Market Value Of Shares Or Units Of Stock That Have Not Vested ($)

Bruce E. Schneider	1,500,000	-	$0.30	December 19, 2019
	100,000	-	$0.41	January 9, 2020
	326,210	-	$0.29	July 15, 2020

Robert C. Ogden	50,000	-	$0.50	April 15, 2016
	300,000	-	$3.00	November 13, 2016
	333,334	-	$1.00	October 1, 2019
	100,000	-	$0.28	June 24, 2020

Charles A. Dinarello	600,000	-	$0.50	April 7, 2016
	600,000	-	$3.00	November 13, 2016
	843,000	-	$0.35	October 1, 2019

Potential Payments Upon Termination or Change in Control

Dr. Schneider is eligible to receive a cash bonus upon the occurrence of a “Liquidity Event” of the Company (as defined in his employment agreement) as follows: 2.0% of the total net cash proceeds received by the Company for a transaction of less than $200 million and 3.0% of the total net cash proceeds received by the Company for a transaction equal to or greater than $200 million. Except as set forth above, none of our named executive officers is entitled to any additional benefits upon termination of employment or a change in control of the Company.

Director Compensation

We do not have a formal director compensation plan and in the past we have compensated directors in the form of common stock purchase warrants. Equity-based awards may be issued to directors on a discretionary basis by a vote of the directors. Except as described below for Ms. Wrobel, none of our directors received any compensation during Fiscal year 2014. The compensation earned by Dr. Schneider is set forth in the Summary Compensation Table above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)

Sandra J. Wrobel (1)	$-	$-	$59,812	$-	$59,812

Michael E. Kamarck	$-	$-	$-	$-	$-

Vicki D.E. Barone (3)	$-	$-	$-	$-	$-

Michael D. Wort	$-	$-	$-	$-	$-

Albert L. Kramer	$-	$-	$-	$-	$-

Steven M. Bathgate (3)	$-	$-	$-	$-	$-

Michael D. Iseman (4)	$-	$-	$-	$-	$-

(1)     On July 15, 2013, Ms. Wrobel was granted a warrant to purchase 250,000 shares of our common stock at an exercise price of $0.29 per share for director services. This warrant vested and became immediately exercisable upon grant. The estimated fair value of the warrant was calculated using the Black-Scholes pricing model and pursuant to ASC 718.

(2)     The aggregate number of stock awards and option awards outstanding at March 31, 2014 for each active office and director is listed below under Item 12. “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

(3)     Ms. Barone and Mr. Bathgate resigned as directors in August 2013.

(4)     Dr. Iseman resigned as director in July 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of April 30, 2014 by (i) each person known to us to own beneficially more than five percent of our common stock, (ii) each of our current named executive officers, (iii) each current director and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of each stockholder below is 5350 S. Roslyn Street, Suite 430, Greenwood Village, CO 80111.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Outstanding Shares (1)
5% Stockholders:
BOCO Investments, LLC 262 East Mountain Avenue Fort Collins, CO 80524	15,187,000	(2)	39.08%
F. Steven Mooney and Gayle S. Mooney TIC 4750 Dahlia Street Cherry Hill Village, CO 80121	8,685,000	(3)	22.35%
Leland Shapiro 8765 East 29th Place Denver, CO 80238	3,368,750		8.67%
Directors and Named Executive Officers:
Bruce E. Schneider	1,926,210	(4)	4.96%
Michael D. Wort	1,150,000	(5)	2.96%
Albert L. Kramer	925,000	(6)	2.38%
Michael E. Kamarck	250,000	(7)	*
Sandra J. Wrobel	250,000	(8)	*
Charles A. Dinarello	2,093,000	(9)	5.39%
All directors and executive officers as a group (6 persons)	6,594,210		16.97%

___________________________________

* Less than one percent

(1)

Applicable percentage of ownership is based on 38,856,638 shares of common stock outstanding on June 6, 2014. Beneficial ownership is determined in accordance with the rules and regulations of the SEC and means that the holder has voting or investment power with respect to the subject securities. Shares of common stock issuable from conversion of convertible notes, vested RSUs or RSUs that vest within 60 days of June 6, 2014 or upon the exercise of common stock purchase warrants exercisable currently or within 60 days of June 6, 2014 (unless otherwise noted) are deemed outstanding and to be beneficially owned by the person holding such securities for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except for shares held jointly with a person’s spouse or subject to applicable community property laws, or as indicated in the footnotes to this table, each stockholder identified in the table possesses sole voting and investment power with respect to all shares of common stock shown as beneficially owned by such stockholder.

(2)

Includes 6,837,000 shares directly owned, 2,400,000 shares underlying a senior secured note convertible at $0.25 per share, 4,950,000 shares underlying warrants currently exercisable at $0.25 per share, 3,000,000 shares underlying a warrant currently exercisable at $0.01 per share and 1,000,000 shares underlying warrants currently held by Bohemian Investments LLC, a BOCO affiliate, currently exercisable at $0.25.

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

(4)

Includes 1,500,000 shares underlying a warrant currently exercisable at $0.30 per share, 100,000 shares underlying a warrant currently exercisable at $0.30 per share and 326,210 shares underlying a warrant currently exercisable at $0.29 per share.

(5)	Includes 1,000,000 shares directly owned, 50,000 shares underlying a warrant currently exercisable at $1.25 per share and 100,000 shares underlying a warrant currently exercisable at $3.00 per share.

(6)	Includes 775,000 shares directly owned, 100,000 shares underlying a warrant currently exercisable at $1.25 per share and 50,000 shares underlying a warrant currently exercisable at $3.00 per share.

(7)	Includes 250,000 shares underlying a warrant currently exercisable at $0.30 per share.

(8)	Includes 250,000 shares underlying a warrant currently exercisable at $0.29 per share.

(9)

Includes 843,000 shares underlying a warrant currently exercisable at $0.35 per share, 600,000 shares underlying a warrant currently exercisable at $0.50 per share, 600,000 shares underlying a warrant currently exercisable at $3.00 per share and 50,000 vested RSUs.

(10)

Mr. Ogden resigned as the Company’s Chief Financial Officer effective March 28, 2014. Includes 10,000 shares directly owned, 50,000 shares underlying a warrant currently exercisable at $0.50 per share, 100,000 shares underlying a warrant currently exercisable at $0.28 per share; 333,334 shares underlying a warrant currently exercisable at $1.00 per shares, 10,000 shares underlying a warrant currently exercisable at $2.00 per share and 300,000 shares underlying a warrant currently exercisable at $3.00 per share.

(11)	Includes 40,000 shares directly owned and 500,000 shares underlying a warrant currently exercisable at $0.30 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Parties and Transactions

GVC Capital LLC

Two of our former directors, Vicki Barone and Steven Bathgate, are Senior Managing Partners of GVC Capital LLC (“GVC Capital”), who served as the placement agent in the 2013 Private Placement, which we closed on May 31, 2013. GVC Capital earned commissions of $154,000 and 616,000 warrants exercisable at $0.25 per share. These warrants will expire on June 30, 2018 and carry a cashless exercise provision.

GVC Capital served as the placement agent in our private placement equity transactions completed during the fiscal years ended March 31, 2009, 2010, 2012 and 2013. During Fiscal year 2013, GVC Capital earned commissions related to the 2012 Private Placement of $191,000 in cash and 166,250 warrants exercisable at $1.00 per share and 166,250 warrants exercisable at $1.50 per share. These warrants expire on June 26, 2017 and carry a cashless exercise provision

BOCO Investments LLC/Bohemian Investments LLC

BOCO Investments LLC (“BOCO”) is a significant shareholder of the Company and, as of April 30, 2014, owned approximately 39.29% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). During Fiscal year 2014, BOCO invested $1.0 million in the 2013 Private Placement. During Fiscal year 2013, the Company and BOCO executed a convertible note in the principal amount of $600,000. Principal on this Note may only be repaid in cash and interest may be paid, at our discretion, in cash or shares of our common stock.

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of Omni Bio at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As additional consideration for the note, we issued 3,000,000 warrants to purchase Omni Bio common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share.

F. Steven Mooney and Gayle S. Mooney TIC

F. Steven Mooney and Gayle S. Mooney TIC (“Mooney TIC”) is a significant shareholder of the Company and, as of April 30, 2014, owned approximately 19.76% of our outstanding common stock (as determined in accordance with the rules and regulations of the SEC). During Fiscal year 2013, the Company and Mooney TIC executed a convertible note in the principal amount of $500,000. Principal on this Note may only be repaid in cash and interest may be paid, at our discretion, in cash or shares of our common stock. During Fiscal year 2014, Mooney TIC invested $150,000 in the 2013 Private Placement.

Approval of Related Party Transactions

We have not formally adopted any policies or procedures for approval of related party transactions. All proposed related party transactions are disclosed to our Board of Directors and are considered and approved on a case-by-case basis. The above transactions were approved by our Board of Directors.

Director Independence

The Board of Directors has determined that each of Michael Wort, Albert Kramer, Michael Kamarck and Sandra Wrobel is an independent director and that Bruce Schneider is not an independent director within the meaning of the rules of the Nasdaq Stock Market. Dr. Schneider is not independent by virtue of his employment as our Chief Executive and Financial Officer.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES.

Hein & Associates LLP (“Hein”) has served as our independent registered public accounting firm since June 2009 and audited our financial statements for the fiscal years ended March 31, 2014 and 2013. An estimate of the pre-approved audit fees for Hein’s audit of the financial statements for the fiscal year ended March 31, 2014 are included in the total of audit fees for 2014, but will be billed in the fiscal year ended March 31, 2015.

	For the Years Ended March 31,
	2014	2013

Audit Fees	$76,375	$68,475
Audit-Related Fees	-	-
Tax Fees	4,975	5,485
All Other Fees	-	-
Total	$81,350	$73,960

Audit Fees

This category includes the aggregate fees billed for professional services for the audit of our annual financial statements for the fiscal years ended March 31, 2014 and 2013 and the review of the financial statements included in our quarterly reports on Form 10-Q filed during the fiscal years ended March 31, 2014 and 2013.

Audit-Related Fees

There were no fees billed for audit related services during the fiscal year ended March 31, 2014 or 2013.

Tax Fees

This category includes fees billed for professional services for tax compliance, tax advice and tax planning.

Audit Committee Pre-Approval

The Audit Committee reviews and approves in advance the retention of the independent auditors for the performance of all audit and non-audit services that are not prohibited and the fees for such services. Pre-approval of audit and non-audit services that are not prohibited may be approved pursuant to appropriate policies and procedures established by the Audit Committee for the pre-approval of such services, including through delegation of authority to a member of the Audit Committee or Company management. For the fiscal years ended March 31, 2014 and 2013, all services and fees of Hein were reviewed and approved in advance of such services.

PART IV

Item 15.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

10.3

Exclusive License Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated January 18, 2013 (Incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed on June 28, 2013).

10.4

Exclusive License Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated February 18, 2013 (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K filed on June 28, 2013).

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

10.7

Amendment to Sponsored Research Agreement between Omni Bio Pharmaceutical, Inc. and the Regents of the University of Colorado, dated December 31, 2012 (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed on June 28, 2013).

10.8	Form of Investor Warrant for the 2011 Private Placement (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.9	Form of Placement Agent Warrant for the 2011 Private Placement (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

EXHIBIT #	DESCRIPTION
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

10.22*

Amendment to Employment Agreement between Omni Bio Pharmaceutical, Inc. and Dr. Bruce Schneider, dated January 1, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2014)

10.23*	Restricted Stock Unit Agreement with Charles A. Dinarello, dated August 10, 2011 (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on August 15, 2011).

10.24*	Warrant dated December 16, 2009 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 22, 2009).

EXHIBIT #	DESCRIPTION
10.25*	Warrant dated April 7, 2009 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.18 to the Company’s Amendment No. 1 to the Annual Report on Form 10-K filed on November 8, 2010).

10.26*	Warrant dated December 16, 2009 issued to Robert C. Ogden (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 22, 2009).

10.27*	Warrant dated October 1, 2012 issued to Robert C. Ogden (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.28*	Warrant dated October 1, 2012 issued to Charles A. Dinarello (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on February 14, 2013).

10.29*	Warrant dated June 24, 2013 issued to Robert C. Ogden (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013).

10.30*	Warrant dated July 15, 2013 issued to Bruce E. Schneider (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2013).

14.1	Code of Business Conduct and Ethics (Incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K filed on June 23, 2010).

21	Subsidiaries of the Company.

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________________________________________

*	Represents management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

June 16, 2014	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive and Financial Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

June 16, 2014	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive and Financial Officer and Chairperson of the Board
(Principal Executive and Financial Officer)

June 16, 2014	By: /s/ Albert L. Kramer
Albert L. Kramer
Director

June 16, 2014	By: /s/ Michael D. Wort
Michael D. Wort
Director

June 16, 2014	By: /s/ Michael E. Kamarck
Michael E. Kamarck
Director

June 16, 2014	By: /s/ Sandra J. Wrobel
Sandra J. Wrobel
Director

Omni Bio Pharmaceutical, Inc. and Subsidiary

(A Development Stage Company)

Index to Financial Statements

Page

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of March 31, 2014 and 2013	F-3

Consolidated Statements of Operations for the Years Ended March 31, 2014 and 2013 and the period from February 28, 2006 (Inception) to March 31, 2014	F-4

Consolidated Statements of Stockholders' Equity for theYears Ended March 31, 2014 and 2013 and the period from February 28, 2006 (Inception) to March 31, 2014	F-5

Consolidated Statements of Cash Flows for the Years Ended March 31, 2014 and 2013 and the period from February 28, 2006 (Inception) to March 31, 2014	F-13

Notes to Consolidated Financial Statements	F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Omni Bio Pharmaceutical, Inc. and Subsidiary

Greenwood Village, Colorado

We have audited the accompanying consolidated balance sheets of Omni Bio Pharmaceutical, Inc. and Subsidiary (a development stage company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2014 and 2013 and for the period from February 28, 2006 (inception) to March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Omni Bio Pharmaceutical, Inc. and Subsidiary as of March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for the years ended March 31, 2014 and 2013 and for the period February 28, 2006 (inception) to March 31, 2014, in conformity with U.S. generally accepted accounting principles.

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

/s/ Hein & Associates LLP

Denver, Colorado

June 16, 2014

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	March 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$271,427	$343,279
Other current assets	32,201	41,712
Total current assets	303,628	384,991

Debt issuance costs, net	129,859	245,653
Intangible assets, net	63,494	68,407

TOTAL ASSETS	$496,981	$699,051

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$8,701	$42,512
Accrued liabilities	87,637	81,000
Total current liabilities	96,338	123,512

Notes payable – related parties, net of discounts of $358,043 and $542,227, respectively	741,957	557,773
Notes payable, net of discounts of $180,733 and $335,631, respectively	281,767	226,869
Accrued interest, including $177,726 and $67,726, respectively, for related parties	261,177	112,982
Derivative liabilities – related parties	-	189,503
Derivative liabilities	-	93,068
Total liabilities	1,381,239	1,303,707

Commitments and Contingencies (Note 4)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,656,638 and 32,018,554 shares issued and outstanding, respectively	38,656	32,018
Additional paid-in capital	45,608,679	43,378,278
Deficit accumulated during the development stage	(46,531,593)	(44,014,952)
Total stockholders’ deficit	(884,258)	(604,656)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$496,981	$699,051

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended March 31,		February 28, 2006 (Inception) to March 31, 2014
	2014	2013

Operating expenses:
General and administrative (including share-based compensation of $490,780, $4,174,839 and $21,910,074, respectively)	$1,749,613	$5,422,795	$29,393,180
Research and development	162,838	297,448	2,568,671
License fee – related party	-	-	5,615,980
Charge for common stock issued pursuant to license agreements	-	-	763,240
Total operating expenses	1,912,451	5,720,243	38,341,071

Loss from operations	(1,912,451)	(5,720,243)	(38,341,071)

Non-operating income (expenses):
Equity loss from investment in related party	-	(780,174)	(1,401,724)
Impairment of investment in related party	-	(282,297)	(282,297)
Gain on sale of equity investment interest in related party	-	184,021	184,021
Change in estimated fair value of derivative liabilities – related parties	22,099	89,532	71,970
Change in estimated fair value of derivative liabilities	(9,868)	49,871	79,664
Amortization of debt discount and debt issuance costs	(270,692)	(43,606)	(464,873)
Amortization of debt discount – related parties	(184,184)	(67,726)	(271,748)
Interest income (expense), net	(51,545)	(138,056)	(145,196)
Interest expense – related parties	(110,000)	(87,564)	(177,726)
Charges for warrants issued to related parties	-	-	(2,351,587)
Charges for modifications to warrants - related parties	-	(651,339)	(651,339)
Charges for modifications to warrants	-	(7,042)	(2,779,687)
Total non-operating income (expenses)	(604,190)	(1,734,380)	(8,190,522)

Net loss	$(2,516,641)	$(7,454,623)	$(46,531,593)

Basic and diluted net loss per share	$(0.07)	$(0.23)

Weighted average shares outstanding – basic and diluted	37,343,570	32,018,554

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Balances at February 28, 2006 (inception)	-	$-	-	$-	$-	$-	$-

Common stock issued to founders and insiders (February and March 2006 at $0.001 per share)			10,000,000	10,000			10,000
Net loss						(2,715)	(2,715)

Balances at March 31, 2006	-	-	10,000,000	10,000	-	(2,715)	7,285

Common stock sold in private placement offering (April 2006 at $0.80 per share)			150,000	150	119,850		120,000
Common stock issued as additional consideration pursuant to license agreement (May 2006 at $0.001 per share)			406,000	406			406
Common stock sold in private placement offering (June through December 2006 at $1.00 per share)			340,000	340	339,660		340,000
Common stock issued in exchange for consulting services (November 2006 at $1.00 per share)			30,000	30	29,970		30,000
Common stock issued as additional consideration pursuant to license agreement (December 2006 and January 2007 at $0.001 per share)			32,333	32	32,301		32,333
Common stock purchase warrants sold to outside investors (March 2007 at $0.25 per share)					102,500		102,500
Common stock purchase warrants sold to an employee (March 2007 at $0.25 per share)					21,250		21,250
Common stock purchase warrants issued to an employee (March 2007 at estimated fair value of $0.12 per share)					2,925		2,925
Net loss						(1,100,673)	(1,100,673)

Balances at March 31, 2007	-	-	10,958,333	10,958	648,456	(1,103,388)	(443,974)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants sold to an employee (April 2007 at $0.25 per share)	-	$-	-	$-	$1,250	$-	$1,250
Common stock sold in private placement offerings (May and June 2007 at $1.00 per share)			257,500	257	231,493		231,750
Common stock issued as additional consideration pursuant to license agreement (June 2007 at $1.00 per share)			10,729	11	10,718		10,729
Common stock purchase warrants issued to a director (June 2007 at estimated fair value of $0.73 per share)					21,915		21,915
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.98 per share)					490,150		490,150
Common stock purchase warrants issued in exchange for consulting services (June 2007 at estimated fair value of $0.60 per share)					18,033		18,033
Common stock purchase warrants issued to an employee (July 2007 at estimated fair value of $0.73 per share)					109,680		109,680
Common stock purchase warrants issued in exchange for consulting services (March 2008 at estimated fair value of $0.88 per share)					52,860		52,860
Common stock purchase warrants exercised (March 2008 at $0.02 per share)			500,000	500	9,500		10,000
Contributed rent					10,080		10,080
Net loss						(1,812,567)	(1,812,567)
Common stock issued in reverse merger (March 2008)			6,462,900	6,463	931,778		938,241

Balances at March 31, 2008	-	-	18,189,462	18,189	2,535,913	(2,915,955)	(361,853)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock issued as additional consideration pursuant to license agreement (April 2008 and March 2009 at $1.00 per share)	-	$-	719,772	$720	$719,052	-	$719,772
Share-based compensation related to common stock purchase warrants issued to directors (April through October 2008 at estimated weighted-average fair value of $0.80 per share)					550,555		550,555
Convertible note payable and common stock purchase warrants issued to a related party (May 2008 at estimated fair value of $0.50 per share)					25,000		25,000
Note payable and common stock purchase warrants issued to a related party (October 2008 at estimated fair value of $0.31 per share)					31,125		31,125
Modification to previously issued common stock purchase warrants to a related party (November 2008 at estimated fair value of $0.09 per share)					1,696		1,696
Modifications to previously issued common stock purchase warrants to outside investors (January 2009 at weighted average estimated fair value of $0.28 per share)					148,155		148,155
Share-based compensation related to modifications to previously issued common stock purchase warrants (March 2009 at estimated fair value of $0.62 per share)					79,696		79,696
Share-based compensation related to common shares issued as part of settlement agreements with former employees (March 2009 at $1.00 per share)			110,000	110	109,890		110,000
Common stock issued in private placement offering, net of offering costs of $ 112,200 (March 2009 at $1.00 per unit)			1,870,000	1,870	1,755,930		1,757,800

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants issued in merger to related parties (March 2009 at weighted average estimated fair value of $1.00 per share)	-	$-			$1,948,237	-	$1,948,237
Common stock purchase warrants issued in private placement to related parties (March 2009 at weighted average estimated fair value of $0.80 per share)					403,350		403,350
Contributed rent					5,880		5,880
Net loss						(4,544,521)	(4,544,521)
Common stock issued in reverse merger			2,275,333	2,275	(127,775)		(125,500)

Balances at March 31, 2009	-	-	23,164,567	23,164	8,186,704	(7,460,476)	749,392
Conversion of related party note payable into common stock (April 2009 at $0.22 per share)			600,000	600	131,400		132,000
Common stock purchase warrants exercised for cash by related parties (June 2009; 200,000 at $0.01 per share and 1,175,356 at $0.001 per share)			1,375,356	1,375	1,800		3,175
Common stock purchase warrants exercised cashless (May and June 2009 at weighted average exercise price of $1.10 per share)			126,097	126	(126)		-
Common stock purchase warrants exercised for cash by related parties (July and August 2009 at $0.001 per share)			774,644	775			775
Common stock purchase warrants exercised cashless by related parties (July through September 2009 at weighted average exercise price of $0.75 per share)			485,387	485	(485)		-

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (August and September 2009 at weighted average exercise price of $1.10 per share)	-	$-	268,720	$269	$(269)	-	$-
Common stock purchase warrant issued to related party for license fee (September 2009 at estimated fair value of $8.60 per share and exercise price of $3.00 per share					5,590,980		5,590,980
Common stock purchase warrants exercised cashless (October through December 2009 at weighted average exercise price of $1.02 per share)			291,714	293	(293)		-
Modification to common stock purchase warrants (October 2009 at estimated fair value of $9.92 per share)					2,479,000		2,479,000
Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $198,760 (December 2009 and January 2010 at $2.50 per unit)			794,260	794	1,786,096		1,786,890
Common stock purchase warrants exercised cashless (March 2010 at exercise price of $1.10 per share)			106,273	106	(106)		-
Share-based compensation related to issuance of common stock purchase warrants (April 2009 through March 2010)					6,395,302		6,395,302
Contributed rent					3,780		3,780
Net loss						(15,478,884)	(15,478,884)

Balances at March 31, 2010	-	-	27,987,018	27,987	24,573,783	(22,939,360)	1,662,410

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Conversion of accounts payable into common stock (April 2010 at $2.50 per share)	-	$-	20,000	$20	$49,962	-	$49,982
Conversion of note payable with related party into common stock (June 2010 at $0.80 per share)			31,250	31	24,969		25,000
Share-based compensation					6,466,435		6,466,435
Common stock purchase warrants exercised cashless (at weighted average exercise price of $3.13 per share)			7,228	7	(7)		-
Common stock purchase warrants exercised at exercise price of $0.25 per share, net of placement agent fees			935,000	935	221,203		222,138
Net loss						(8,225,477)	(8,225,477)

Balances at March 31, 2011	-	$-	28,980,496	$28,980	$31,336,345	$(31,164,837)	$200,488

Common stock and common stock purchase warrants sold in private placement offering, net of offering costs of $353,505 (June and August 2011 at $1.25 per unit)			3,037,900	3,038	3,440,832		3,443,870
Charge for modification to common stock purchase warrants sold in private placement offering in December 2009 and January 2010)					140,959		140,959
Share-based compensation					2,916,904		2,916,904
Net loss						(5,395,492)	(5,395,492)
Balances at March 31, 2012	-	-	32,018,396	32,018	37,835,040	(36,560,329)	1,306,729

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (continued)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock purchase warrants exercised cashless (April 2012 at exercise price of $1.50 per share)	-	$-	158	-	-	-	-
Debt discount on convertible notes sold in private placement offering (May and June 2012)					404,660		404,660
Common stock warrants issued to placement agent in private placement offering (May and June 2012 at estimated weighted average fair value of $0.41 per share)					87,429		87,429
Debt discount on convertible note sold to a related party in private placement offering (October 2012)					198,882		198,882
Common stock warrants issued to placement agent in private placement offering (October 2012 at estimated weighted average fair value of $0.16 per share)					19,047		19,047
Share-based compensation					4,174,839		4,174,839
Charge for modification to common stock purchase warrants sold in private placement offering in March 2009					658,381		658,381
Net loss						(7,454,623)	(7,454,623)
Balances at March 31, 2013	-	$-	32,018,554	$32,018	$43,378,278	$(44,014,952)	$(604,656)

The accompanying notes are an integral part of these consolidated financial statements.

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount

Common stock sold in private placement offering, net of offering costs (May 2013 at $0.25 per share)	-	-	6,160,000	6,160	1,355,238	-	1,361,398
Common stock issued from conversion of senior secured convertible promissory note plus accrued interest (November 2013 at $0.25 per share)			458,084	458	114,063		114,521
Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value					270,340		270,340
Share-based compensation			20,000	20	490,760		490,780
Net loss						(2,516,641)	(2,516,641)
Balances at March 31, 2014	-	$-	38,656,638	$38,656	$45,608,679	$(46,531,593)	$(884,258)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2014
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,516,641)	$(7,454,623)	$(46,531,593)
Adjustments used to reconcile net loss to net cash used in operating activities:
Equity loss from investment in related party	-	780,174	1,401,724
Impairment of equity investment in related party	-	282,297	282,297
Gain on sale of equity investment interest in related party	-	(184,021)	(184,021)
Change in estimated fair value in derivative liabilities – related parties	(22,099)	(49,871)	(71,970)
Change in estimated fair value in derivative liabilities	9,868	(89,532)	(79,664)
Share-based compensation	490,780	4,174,839	21,910,074
Amortization of debt discount and debt issuance costs	270,692	138,056	464,873
Amortization of debt discount – related parties	184,184	87,564	271,748
Depreciation and amortization	4,913	4,133	52,537
Charges for modifications to warrants – related parties	-	651,339	651,339
Charges for modifications to warrants	-	7,042	2,779,687
Charge for warrants issued in merger and private placement transactions - related parties	-	-	2,351,587
Charge for warrant issued for purchase of license – related party	-	-	5,590,980
Common stock issued pursuant to license agreements	-	-	763,240
Contributed rent	-	-	19,740
Loss on disposal of equipment	-	-	2,444
Changes in operating assets and liabilities:
Other current assets	9,511	(10,071)	(34,300)
Accounts payable	(33,811)	(46,203)	214,878
Accrued liabilities	6,637	(7,930)	(227,937)
Accrued interest	162,716	112,982	275,698
Amounts due to related parties	-	(100,223)	207,632
Net cash used in operating activities	(1,433,250)	(1,704,048)	(9,889,007)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of equity investment in related party	-	500,000	500,000
Purchase of equity investment in related party	-	-	(2,000,000)
Proceeds from reverse mergers	-	-	11,750
Purchase of licenses	-	(31,154)	(66,555)
Purchase of property and equipment	-	-	(7,423)
Net cash provided by (used in) investing activities	-	468,846	(1,562,228)

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	For the Years Ended March 31,		February 28, 2006 (Inception) Through March 31, 2014
	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes	-	502,970	502,970
Proceeds from the sale of convertible notes – related parties	-	942,391	942,391
Net proceeds from the sale of common stock	1,361,398	-	9,091,213
Proceeds from the issuance of notes payable to related parties	-	-	825,000
Proceeds from exercise of common stock warrants	-	-	236,088
Proceeds from the sale of common stock warrants	-	-	125,000
Net cash provided by financing activities	1,361,398	1,445,361	11,722,662

Net increase (decrease) in cash and cash equivalents	(71,852)	210,159	271,427
Cash and cash equivalents at beginning of year	343,279	133,120	-
Cash and cash equivalents at end of year	$271,427	$343,279	$271,427

	For the Years Ended March 31,
	2014	2013
SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value	$270,340	$-
Convertible note principal and accrued interest converted into common stock	114,521	-
Common stock purchase warrants paid to placement agent	-	106,476

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

Basis of Presentation and Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”), the initial funding of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), prosecution of patent applications and a human clinical trial in to evaluate the therapeutic effects of p-AAT in the treatment of Type 1 diabetics.

We have incurred net losses since inception, and as of March 31, 2014, had cash and cash equivalents of $271,427 and an accumulated deficit of $46.5 million, which included non-cash charges of approximately $36.2 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

In May 2013, we completed a closing under a private placement financing and generated approximately $1,365,000 in net cash proceeds. See further discussion in Note 3.

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources.

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

Revenue Recognition and Accounts Receivable

We have not recognized any revenue since inception and had no accounts receivable balances as of March 31, 2014 or 2013.

Property and Equipment

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets which generally range from three to five years. Expenditures for replacements, renewals and betterments are capitalized. Maintenance and repairs are charged to operations as incurred.

Intangible Assets

Intangible assets consist of costs incurred to acquire license rights to issued patents and patent applications held by RUC. Amortization of license rights is based on the estimated useful life of the patent to which the license relates. The remaining estimated useful lives of the assets range from 9.1 to 18.5 years.

Capitalized license costs consisted of the following:

	March 31,
	2014	2013
Licenses:
Bacterial	$20,665	$20,665
Fc-AAT	31,154	31,154
Cellular Transplantation	34,736	34,736
	86,555	86,555
Less: Accumulated amortization	(23,061)	(18,148)

	$63,494	$68,407

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

For the years ended March 31, 2014 and 2013, amortization expense related to intangibles was $4,913 and 4,133, respectively. The estimated aggregate amortization expense for each of the next five years is as follows:

For the Years Ended March 31,

2015	$4,912
2016	4,912
2017	4,912
2018	4,912
2019	4,912
Thereafter	38,934

Total	$63,494

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

Significant estimates include assumptions used in the valuation of equity awards, the valuation of derivative liabilities associated with our Convertible Notes (as defined in Note 3) and the realization of our equity investment in a related party. See further discussion in Notes 3 and 6.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding during the period presented. In addition to common shares outstanding, any shares issuable for little or no cash consideration are considered outstanding shares as of the beginning of a reporting period and are included in the calculation of the weighted-average number of common shares.

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Potentially dilutive securities were comprised of the following:

	March 31,
	2014	2013

Warrants	22,673,136	21,585,457
Restricted stock units	50,000	100,000
Convertible notes payable	1,562,500	1,562,500

	24,285,636	23,247,957

Share-based Compensation

We recognize equity-based payments to employees in the financial statements based on the estimated fair value of the award on the grant date and recognize share-based compensation expense over the period that an employee is required to provide service in exchange for the award (generally the vesting period). We estimate the fair value of each stock option or stock purchase warrant at the grant date by using the Black-Scholes option pricing model. See Note 6 for additional disclosures.

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

US GAAP prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of income tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. We had no unrecognized tax benefits or uncertain tax positions at March 31, 2014 or 2013.

Reclassifications

Certain reclassifications have been made in the financial statements as of and for the year ended March 31, 2013 to conform to the presentation as of and for the year ended March 31, 2014. Such reclassifications had no effect on the reported net loss.

Recently Issued Accounting Pronouncements

We have reviewed all of the FASB’s Accounting Standard Updates through the filing date of this report and we do not expect that any will have a material impact on our future consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 3 – FINANCINGS

2013 Private Placement

On May 31, 2013, we completed a financing under a private placement offering (the “2013 Private Placement”), pursuant to which we entered into subscription agreements for the sale of 6,160,000 shares of our common stock at a purchase price of $0.25 per share, which aggregated gross cash proceeds of $1,540,000. A total of 4,600,000 shares of our common stock were sold to two significant stockholders. After deducting offering expenses, including commissions and expenses paid to the placement agent, legal and accounting fees, net proceeds to the Company from the 2013 Private Placement totaled approximately $1,361,000. We used the net proceeds from the 2013 Private Placement for general working capital requirements and certain research and development projects.

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

2012 Private Placement

In May and June 2012, we completed a financing under a private placement offering (the “2012 Private Placement”) at a purchase price of $1.00 per Unit. Each Unit was comprised of a convertible note with a principal amount of $1.00 (the “2012 Convertible Notes”) that was convertible into one share of our common stock (“Common Stock”) at a price of $1.00 per share (the “Conversion Price”), and a warrant (the “2012 Warrants”) to purchase one share of Common Stock that was exercisable at $1.50 per share through May 24, 2017. We sold an aggregate of 1,062,500 Units in the 2012 Private Placement for cash of $1,062,500. After deducting offering expenses, we raised net cash proceeds of approximately $912,000, of which approximately $440,000 was from a related party.

The 2012 Convertible Notes are due on various dates ranging from May 24, 2015 to June 26, 2015 and are convertible any time during this term at the option of a 2012 Convertible note holder The 2012 Convertible Notes bear interest at an annual rate of 10%, payable in shares of Common Stock at the rate of $0.25 per share on the earlier of their conversion date or maturity date. We may prepay the 2012 Convertible Notes in cash and accrued interest in shares of Common Stock at any time upon 20 days’ written notice.

As of March 31, 2014, a total principal amount of $962,500 of 2012 Convertible Notes are outstanding and are secured by 86,625 shares of BioMimetix’s common stock, which we own (“BioMimetix Stock”). For each dollar invested, the 2012 Convertible Notes are collateralized by 0.09 shares of BioMimetix Stock (the “Collateral Shares”). The Collateral Shares are the sole and only recourse upon a default by us of our obligations under the 2012 Convertible Notes, and the actual value of the Collateral Shares may be less than the principal amount of the Convertible Notes.

GVC Capital LLC (“GVC Capital”), a former related party, served as the placement agent for the 2012 Private Placement and was paid a due diligence fee of $25,000 plus a 10% commission of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, warrants (the “PA Warrants”) to purchase 10% of the total securities sold in the 2012 Private Placement. One half of the PA Warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share. We issued 106,250 PA Warrants exercisable at $1.00 per share and 106,250 PA Warrants exercisable at $1.50 per share. The PA Warrants expire on June 26, 2017 and carry a cashless exercise provision. Two of our former directors are Senior Managing Partners in GVC Capital.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

2012 BOCO Financing

On October 31, 2012, we completed a financing (the “BOCO Financing”) in the form of a Senior Secured Convertible Promissory Note (the “BOCO Note”) with BOCO Investments, LLC (“BOCO”), a significant shareholder and affiliate of Omni, for cash in the amount of $600,000, which is convertible into shares of our common stock at a price of $1.00 per share (the “BOCO Conversion Price”). As additional consideration, we issued to BOCO a warrant to purchase 600,000 shares of our common stock (the “BOCO Warrant”), which is exercisable at $1.50 per share through October 31, 2017. After deducting legal fees and offering expenses, including commissions and expenses paid to the placement agent, we netted cash proceeds from the BOCO Note of approximately $533,000.

The BOCO Note is due October 31, 2015, and is convertible at any time during this term at the option of BOCO. The BOCO Note bears interest at an annual rate of 10%, payable, in the sole discretion of us, in cash or in shares of our common stock at the rate of $0.25 per share, or a combination of both, on the earlier of the conversion date or the maturity date. We may prepay the BOCO Note, in whole or in part, at any time upon 20 days’ written notice.

The BOCO Note is secured by a pledge of 54,000 shares of common stock of BioMimetix owned by us and provides additional remedies to BOCO in the event that we are not able to repay the BOCO Note. The outstanding balance of any amount owing under the BOCO Note, which is not paid when due under its terms, shall bear interest at the rate of 15% per annum.

GVC Capital served as the placement agent for the BOCO Note and was paid a 10% cash commission of the gross proceeds raised. In addition, we were obligated to sell for a nominal fee to GVC Capital for services rendered, as the placement agent, PA Warrants to purchase 10% of the total securities sold in the BOCO Note. One half of these warrants are exercisable at $1.00 per share and one half are exercisable at $1.50 per share. We issued 60,000 PA Warrants exercisable at $1.00 per share and 60,000 PA Warrants exercisable at $1.50 per share. These Warrants expire on October 31, 2017 and carry a cashless exercise provision.

Accounting for the Convertible Notes and Related Warrants

The ability of the holders of the 2012 Convertible Notes and BOCO (collectively the “Convertible Notes” and “Note Holders”) to exercise the 2012 Warrants and BOCO Warrant, respectively (collectively the “2012 Warrants” is not contingent upon the conversion of the Convertible Notes and, accordingly, we determined that the 2012 Warrants were “detachable” from the Convertible Notes. The estimated fair value of the Convertible Notes was calculated based on the closing stock price of our common stock on the date of issuance multiplied by the equivalent conversion shares of the respective issuance. The estimated fair value of the 2012 Warrants was calculated on the date of issuance using the Black-Scholes pricing model. We allocated the proceeds from the 2012 Private Placement and the BOCO Financing to the respective Convertible Notes and the 2012 Warrants based on their relative fair values. The relative fair value assigned to the 2012 Warrants was recorded as a debt discount and credited to additional paid-in capital. This discount is amortized over the life of the Convertible Notes.

At inception, the Convertible Notes were convertible into Common Stock at a price of $1.00 per share and contained a provision for adjustment of the Conversion Price for certain subsequent financing below $1.00 per share (the “Reset Provision”). With the closing of the 2013 Private Placement that was comprised of the sale of Common Stock at a price of $0.25 per share, the Reset Provision was triggered and the Conversion Price of the Convertible Notes was adjusted to $0.25 per share. This resulted in an increase in the aggregate potential convertible shares from the conversion of the Convertible Notes from 1,662,500 to 6,650,000 shares of our common stock.

As a result of the Reset Provision, we concluded that the conversion price of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the Convertible Notes (as calculated above along with the 2012 Warrants) and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes. The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the Convertible Notes. As a derivative liability, the Conversion Feature was revalued as of the end of respective quarterly reporting periods using the Black-Scholes pricing model. For the years ended March 31, 2014 and 2013, the weighted average effective interest rate on the Convertible Notes, which included contractual interest coupon and amortization of debt discount, is 29% and 23% respectively.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Financing costs incurred in the 2012 Private Placement and BOCO Financing included placement agent cash commissions and related expenses, the estimated fair value of the PA Warrants and legal and accounting expenses, and were recorded as debt issuance costs and are amortized over the term of the Convertible Notes. The estimated fair value of the PA Warrants was calculated using the Black-Scholes pricing model.

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

Future debt maturities

The future maturities on the Convertible Notes for the succeeding five years are as follows:

Year Ended March 31,

2015	$-
2016	1,562,500
2017	-
2018	-
2019	-
$1,562,500

NOTE 4 – CONTRACTUAL COMMITMENTS

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

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Future minimum royalties due under license agreements with RUC are as follows:

For the Years Ended March 31,

2015	$55,000
2016	55,000
2017	55,000
2018	55,000
2019	55,000
Thereafter	400,000
Total	$675,000

The total minimum royalties paid in 2014 were $55,000.

Operating Leases

We have a lease for corporate office space, which expires on June 30, 2014. Total outstanding commitments as of March 31, 2014 under the lease are $3,436 plus annual operating expenses. For the years ended March 31, 2014 and 2013, our rent expense was $20,640 and $19,581, respectively.

We have a lease for an office multi-purpose machine, which expires on October 31, 2015. When the Company moved to its new location in Fort Collins, Colorado, the copier was returned to the vendor and a final payment of $4,407 was paid in April 2014. As of May 2014, we no longer have a commitment for this machine.

Future commitments under non-cancellable operating leases are $7,843 for the year ended March 31, 2015.

NOTE 5 – INCOME TAXES

As of March 31, 2014, we had net operating loss carryforwards available to offset future federal income tax of approximately $10.8 million. These carryforwards expire as of the fiscal years ended March 31, 2026 through 2034. Under the Tax Reform Act of 1986, the amount of and the benefit from net operating losses that can be carried forward may be limited in certain circumstances. Events that may cause changes in the tax carryovers include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Therefore, the amount available to offset future taxable income may be limited. We carry a deferred tax valuation allowance equal to 100% of total deferred assets. In recording this allowance, we have considered a number of factors, but chiefly, our sustained operating losses from inception. We have concluded that a valuation allowance is required for 100% of the total deferred tax assets as it is more likely than not that the deferred tax assets will not be realized.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Deferred tax assets, all of which were long-term, were comprised of the following:

	March 31,
	2014	2013

Net operating loss carryforwards	$4,009,326	$3,528,490
Share-based compensation	8,111,648	7,929,765
Equity loss from investment in related party	555,900	555,900
Research and development tax credit	91,117	83,179
Other	8,887	3,906

Valuation allowance	(12,776,878)	(12,101,240)

Net deferred tax asset	$-	$-

The benefit for income taxes differed from the amount computed using the U.S. federal income tax rate of 34% as follows:

	For the Years Ended March 31,
	2014	2013

Income tax benefit computed at federal statutory rate	$(855,658)	$(2,534,572)

State income taxes, net of federal benefit	(77,009)	(228,111)
Charge for modification to warrants issued to outside parties	-	243,996
Discount amortization on convertible debt	168,577	83,615
Accrued interest on convertible debt, payable in common stock	96,792	41,871
Change in derivative liabilities	(4,533)	(51,663)
Research and development tax credit	(7,938)	(14,501)
Other	4,131	5,834
Change in valuation allowance	675,638	2,453,531

Income tax benefit	$-	$-

As of March 31, 2014 and 2013, we had no liability for unrecognized tax benefits and no accrual for the payment of related interest.

Interest costs related to unrecognized tax benefits are classified as interest expense and penalties are recognized as a component of “general and administrative expenses” in the accompanying consolidated statements of operations. For the years ended March 31, 2014 and 2013, we recorded no amounts for interest expense related to unrecognized tax benefits or tax related penalties.

Any of our uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. We have not been examined by the Internal Revenue Service or the state of Colorado since inception and, therefore, our tax returns are open for review for all years since 2009.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

NOTE 6 – SHARE-BASED COMPENSATION

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

On June 24, 2013, we granted and issued to Robert Ogden, our former Chief Financial Officer, a warrant to purchase 300,000 shares of our common stock at an exercise price of $0.28 per share. This warrant has a seven year life and 100,000 of the shares underlying this warrant vested and became exercisable on June 24, 2013. The remaining shares underlying this warrant vest and become exercisable in three equal annual installments on June 24, 2014, June 24, 2015 and June 24, 2016, provided that Mr. Ogden remains in continuous service with Omni as of each vesting date. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: closing stock price on date of grant of $0.28, exercise price of $0.28, expected term of the warrant of seven years, volatility of 100% and risk-free interest of 1.31%. The estimated fair value ascribed to this warrant was $69,089. Mr. Ogden resigned as the Company’s Chief Financial Officer effective March 28, 2014. Due to his resignation, the 200,000 shares underlying this warrant are not exercisable.

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

On July 15, 2013, we granted and issued to Bruce Schneider, our Chief Executive and Financial Officer, a warrant to purchase 326,210 shares of our common stock at an exercise price of $0.29 per share. The warrant has a seven year life and vested in full upon issuance. We valued this warrant using the Black-Scholes pricing model based on the following assumptions: stock price on date of grant of $0.29, exercise price of $0.29, expected term of warrant of seven years, volatility of 100% and risk-free interest of 1.71%. The estimated fair value ascribed to this warrant was $78,044. We granted this warrant to Dr. Schneider pursuant to an anti-dilution provision of his employment agreement with the Company.

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

The weighted-average grant date fair value of warrants granted during the year ended March 31, 2014 and 2013 was $0.24 and $0.27 per share respectively.

A total of 50,000 restricted stock units (“RSUs”) expired during the year ended March 31, 2014.

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

Share-based compensation related to warrants and restricted stock units recorded for the years ended March 31, 2014 and 2013 was as follows:

	2014	2013

Employees and directors	$428,966	$3,508,046
Outside consultants	61,814	666,793

	$490,780	$4,174,839

As of March 31, 2014, all share-based arrangements were vested and there is no unrecognized compensation cost.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the year ended March 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2013	8,907,999	$0.94
Granted	988,345	$0.29
Exercised	-	-
Forfeited/expired/cancelled	(366,666)	$0.61

Outstanding at March 31, 2014	9,529,678	$0.89	4.4	$180

Vested and exercisable at March 31, 2014	9,529,678	$0.89	4.4	$180

A summary of investor warrant activity for the year ended March 31, 2014 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2013	12,677,458
Granted	616,000
Exercised	-
Forfeited/expired	(150,000)
Outstanding, vested and exercisable at March 31, 2014	13,143,458

OMNI BIO PHARMACEUTICAL, INC. AND SUBSIDIARY

(A Development Stage Company)

Notes to Consolidated Financial Statements

A summary by exercise price of investor warrants outstanding as of March 31, 2014 is listed below, all of which are immediately exercisable.

Exercise Price	Number of Warrants
$0.25	616,000
$0.50	3,740,000
$1.00	2,036,250
$1.50	2,100,816
$2.00	3,832,160
$2.50	74,116
$3.00	650,000
$3.75	94,116
13,143,458

NOTE 7 – SUBSEQUENT EVENTS

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of Omni Bio at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As additional consideration for the note, we issued 3,000,000 warrants to purchase Omni Bio common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50-1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

Additionally, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. The ultimate goal is to have Gallus manufacture material for use in preclinical toxicology studies and early trials in humans. It is anticipated that the first phase of these activities will be performed over a 7 to 8 month period at a cost of up to $700,000.