Form 10-Q
period 2014-06-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2014-08-13
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number: 000-52530

Omni Bio Pharmaceutical, Inc.

(Exact Name of Registrant as Specified in its Charter)

Colorado	20-8097969
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

181 W. Boardwalk Drive, Suite 202, Fort Collins, CO 80525

(Address of principal executive offices, including zip code)

(970) 237-5178

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

Yes [ ] No [X]

The number of shares outstanding of the registrant’s common stock as of August 8, 2014 was 38,856,638.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

ASSETS	June 30, 2014	March 31, 2014
Current assets:
Cash and cash equivalents	$651,755	$271,427
Other current assets	141,805	32,201
Total current assets	793,560	303,628

Debt issuance costs, net	103,577	129,859
Intangible assets, net	62,266	63,494

TOTAL ASSETS	$959,403	$496,981

LIABILITIES & STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$736	$8,701
Accrued liabilities	52,827	87,637
Notes payable – related parties, net of discounts of $691,590 and $-0-, respectively	308,410	-
Accrued interest, including $11,178 and $-0-, respectively, for related parties	11,178	-
Derivative liabilities – related parties	100,140	-
Total current liabilities	473,291	96,338

Notes payable – related parties, net of discounts of $186,042 and $358,043, respectively	913,958	741,957
Notes payable, net of discounts of $208,661 and $150,693, respectively	253,839	281,767
Accrued interest, including $205,151 and $67,726, respectively, for related parties	300,133	261,177
Total liabilities	1,941,221	1,381,239

Commitments and Contingencies (Notes 1 and 3)

Stockholders’ deficit:
Preferred stock, $0.10 par value, 5,000,000 shares authorized, -0- shares issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 38,856,638 and 38,656,638 shares issued and outstanding	38,856	38,656
Additional paid-in capital	46,344,620	45,608,679
Accumulated deficit	(47,365,294)	(46,531,593)
Total stockholders’ deficit	(981,818)	(884,258)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$959,403	$496,981

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013

Operating expenses:
General and administrative (including share-based compensation of $74,368 and $203,341, respectively)	$312,984	$503,188
Research and development	220,338	27,838
Total operating expenses	533,322	531,026

Loss from operations	(533,322)	(531,026)

Non-operating income (expenses):
Change in estimated fair value of derivative liabilities – related parties	(8,898)	(12,245)
Change in estimated fair value of derivative liabilities	-	(5,221)
Amortization of debt discount and debt issuance costs	(63,821)	(50,889)
Amortization of debt discount – related parties	(177,709)	(40,496)
Interest income (expense), net	(22,526)	(13,752)
Interest expense – related parties	(27,425)	(27,425)
Total non-operating income (expenses)	(300,379)	(150,028)

Net loss	$(833,701)	$(681,054)

Basic and diluted net loss per share	$(0.02)	$(0.02)

Weighted average shares outstanding – basic and diluted	38,856,638	34,117,016

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Deficit Accumulated	Total Stockholders’ (Deficit)
	Shares	Amount	Shares	Amount

Balances at March 31, 2014	-	$-	38,656,638	$38,656	$45,608,679	$(46,531,593)	$(884,258)
Common stock issued in exchange for services			200,000	200	52,800		53,000
Debt discount on convertible note sold to a related party in private placement offering					671,523		671,523
Share-based compensation					11,618		11,618
Net loss						(833,701)	(833,701)
Balances at June 30, 2014	-	$-	38,856,638	$38,856	$46,344,620	$(47,365,294)	$(981,818)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(833,701)	$(681,054)
Adjustments used to reconcile net loss to net cash used in operating activities:
Change in estimated fair value of derivative liabilities – related parties	8,898	12,245
Change in estimated fair value of derivative liabilities		5,221
Share-based compensation	64,617	203,341
Amortization of debt discount and debt issuance costs	63,821	50,889
Amortization of debt discount – related parties	177,709	40,496
Depreciation and amortization	1,229	1,229
Changes in operating assets and liabilities:
Other current assets	(109,604)	(86,342)
Accounts payable	(7,965)	(31,515)
Accrued liabilities	(34,810)	1,165
Accrued interest, related parties	(44,848)
Accrued interest	94,982	41,449
Net cash used in operating activities	(619,672)	(442,876)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible notes – related parties	1,000,000	-
Net proceeds from the sale of common stock	-	1,361,398
Net cash provided by financing activities	1,000,000	1,361,398

Net increase in cash and cash equivalents	380,328	918,522
Cash and cash equivalents at beginning of period	271,427	343,279
Cash and cash equivalents at end of period	$651,755	$1,261,801

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value	$(63,821)	$-0-
Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value, related parties	(177,709)	-0-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and has been found to have significant anti-inflammatory, immunomodulatory and tissue protective effects in numerous animal models of human disease. In 2012, we began to fund the research and development of several synthetic recombinant proteins involving the fusion of AAT and an Fc component of immunoglobulin (“Fc-AAT”).

The focus of our research and development efforts is now on advancing our first recombinant molecule (“Fc-AAT 2”) into clinical trials. We believe the successful characterization and development of a recombinant Fc-AAT fusion molecule would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited, to Type 1 diabetes, graft vs host disease (GvHD) following bone marrow transplantation and chronic gout.

We are considering several options for the initial clinical trials of Fc-AAT 2 with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. The ultimate goal is to have Gallus manufacture material for use in preclinical toxicology studies and early trials in humans.

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

In November 2013, we received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for a patent for the composition of matter of Fc-AAT 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the Fc-AAT 2 molecule as well as other AAT fusion polypeptides. Similar patent applications covering Fc-AAT 2 remain under review in Europe and Canada. If Fc-AAT 2 is successful in being brought to market, we expect that we would have market exclusivity for a minimum of 12 years from the time of introduction in the U.S. and 10 years in Europe. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are comprised of Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc., and have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the unaudited consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements, and reflect all adjustments, consisting only of normal, recurring adjustments, necessary for a fair presentation in accordance with US GAAP. The results of operations for interim periods presented are not necessarily indicative of the operating results for the full year. These unaudited consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (the “2014 Form 10-K”). The balances as of March 31, 2014 are derived from our audited consolidated financial statements.

Except as the context otherwise requires, the terms “Company,” “Omni,” “we,” “our” or “us” means Omni Bio Pharmaceutical, Inc. and its wholly-owned subsidiary, Omni Bio Operating, Inc. (“Omni Bio”).

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”), the initial funding of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), prosecution of patent applications, a human clinical trial to evaluate the therapeutic effects of p-AAT in the treatment of Type 1 diabetics, and preclinical drug development activities for advancement of our recombinant Fc-AAT 2 molecule.

We have incurred net losses since inception, and as of June 30, 2014, had cash and cash equivalents of $651,755 and an accumulated deficit of $47.4 million, which included non-cash charges of approximately $35.6 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

In April 2014, we secured additional “Convertible Note” financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 24, 2015 and enables like funding of up to $1,000,000 from other sources. We have borrowed $1,000,000 from Bohemian as of June 30, 2014.

Recently Issued Accounting Standard Updates

We have reviewed other FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

NOTE 2 – FINANCING TRANSACTIONS

In April 2014, we secured additional “Convertible Note” financing under the 2014 Private Placement with Bohemian , a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of the Company at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As of June 30, 2014, we have borrowed $1,000,000 from Bohemian and we have $1 million remaining to be borrowed under the note.

As additional consideration for the note, we issued 3,000,000 warrants to purchase the Company’s common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended the term of three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50 to $1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

We concluded that the conversion feature of the Convertible Notes (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the Convertible Notes (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the Convertible Notes and the estimated fair value of the Conversion Feature was assigned to the Convertible Notes. The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the Convertible Notes. We also concluded that the attached two sets of warrants that were issued to BOCO and a related party subsidiary of BOCO were “detachable” from the Convertible Notes. The warrant costs are to be included in debt discount and amortized over the life of the Convertible Note which is one year from the date of the first draw. The estimated fair value of the new warrants was calculated using the Black-Scholes pricing model based on the following assumptions: closing stock price on the date of the first draw from the Convertible Note, exercise prices as stated above, expected term of the warrants is one to five years, volatility of 160.03% and a risk-free interest rate of 1.64%. The incremental fair value of the warrant modifications were all recorded as a debt discount. The total amount recorded as a debt discount as a result of this transaction was $691,590 during the quarter ended June 30, 2014.

Future debt maturities

The future maturities on all of the Company's convertible notes, including those from its 2012 financing, for the succeeding five years are as follows:

Year Ended March 31,

2015	$-
2016	2,873,811
2017	-
2018	-
2019	-
Total	$2,873,811

NOTE 3 – CONTRACTUAL COMMITMENTS

On January 1, 2014, we entered into an Amendment to Employment Agreement (the “Amendment”), pursuant to which the employment agreement between the Company and Bruce Schneider, our Chief Executive Officer, was amended to (i) extend the term of the employment agreement by one year, (ii) defer $5,000 per month of Dr. Schneider’s base salary until the Company raises additional financing of at least $1.5 million, and (iii) to formalize the anti-dilution feature related to certain warrants previously granted to Dr. Schneider by the Company. During the last three months of fiscal 2014, the Company recorded deferred salary for Dr. Schneider in the amount of $15,000. As of June 30, 2014, all deferred salary due to Dr. Schneider has been paid.

In April 2014, we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. The ultimate goal is to have Gallus manufacture material for use in preclinical toxicology studies and early trials in humans. It is anticipated that the first phase of these activities will be performed over a 7 to 8 month period at a cost of up to $700,000. As of June 30, 2014, we have recorded $165,000 expense associated with the Gallus contract manufacturing services agreement.

Effective April 1, 2014, the Company signed a consulting agreement with Dr. Charles Dinarello, our Chief Scientific Officer The term of the Consulting Agreement is twelve months (12) or as long as a Statement of Work (SOW) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 25,000 warrants per month beginning April 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 150,000 increments on a semiannual basis starting October 1, 2014. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of June 30, 2014, we have accrued $11,618 of share-based compensation expense for 75,000 warrants. The accrued share-based compensation expense recorded for these warrants will be adjusted based on the fair market value of the Company’s common stock on September 30, 2014. The description of the consulting agreement set forth above is qualified in its entirety by reference to a copy of such agreement filed as an exhibit to this report.

On April 17, 2014, the Company entered into a Financial Advisory and Consulting agreement with Dawson James Securities. Dawson James will provide financial advisory services as outlined in the agreement. This agreement is in effect for twelve months unless modified. On April 17, 2014, we issued 200,000 of the Company’s $0.001 par value common stock in payment of a nonrefundable retainer. Based on the market value of the Company’s common stock on April 17, 2014 of $0.265 per share, we recorded a shared-based compensation expense of $53,000. An additional 100,000 shares of common stock will be issued six months from the April 17, 2014 effective date. As of June 30, 2014, we recorded an accrual of $9,750 consulting expense associated with the 100,000 shares.

NOTE 4 – NET LOSS PER SHARE

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

As of June 30, 2014, potentially dilutive securities included approximately 26.7 million common stock purchase warrants and 2.6 million shares issuable from conversion of the Convertible Note issued in 2014 and those previously issued in 2012. As of June 30, 2013, potentially dilutive securities included approximately 22.5 million common stock purchase warrants and 6.7 million shares issuable from conversion of the convertible notes issued in 2012.

NOTE 5 – SHARE-BASED COMPENSATION

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

Effective April 1, 2014, the Company signed a consulting agreement with Dr. Charles Dinarello, our Chief Scientific Officer The term of the Consulting Agreement is twelve months (12) or as long as a Statement of Work (SOW) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 25,000 warrants per month beginning April 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 150,000 increments on a semiannual basis starting October 1, 2014. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of June 30, 2014, we have accrued $11,618 of share-based compensation expense for 75,000 warrants. The accrued share-based compensation expense recorded for these warrants will be adjusted based on the fair market value of the Company’s common stock on September 30, 2014.

On April 17, 2014, the Company entered into a Financial Advisory and Consulting agreement with Dawson James Securities. Dawson James will provide financial advisory services as outlined in the agreement. This agreement is in effect for twelve months unless modified. On April 17, 2014, we issued 200,000 of the Company’s common stock in payment of a nonrefundable retainer. Based on the market value of the Company’s common stock on April 17, 2014 of $0.265, we recorded a shared-based compensation expense of $53,000. An additional 100,000 shares of common stock will be issued six months from the April 17, 2014 effective date. As of June 30, 2014, we recorded an accrual of $9,750 consulting expense associated with the 100,000 shares.

The weighted-average grant date fair value of warrants granted during the three months ended June 30, 2014 and 2013 was $-0- and $0.23 per share, respectively.

Share-based compensation related to warrants and restricted stock units recorded for the three months ended June 30, 2014 and 2013 was as follows:

	2014	2013

Employees and directors	$-	$174,155
Outside consultants	74,368	29,186

	$74,368	$203,341

As of June 30, 2014, all share-based arrangements were vested and there is no unrecognized compensation cost.

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the three months ended June 30, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value

Outstanding at March 31, 2014	9,529,678	$0.89
Granted	-	$-
Exercised	-	-
Forfeited/expired/cancelled	-	$-

Outstanding at June 30, 2014	9,529,678	$0.89	4.2	$-

Vested and exercisable at June 30, 2014	9,529,678	$0.89	4.2	$-

A summary of investor warrant activity for the three months ended June 30, 2014 is as follows:

Number of Warrants

Outstanding and exercisable at March 31, 2014	13,143,458
Granted	4,000,000
Exercised	-
Forfeited/expired	-
Outstanding, vested and exercisable at June 30, 2014	17,143,458

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our business, prospects, strategies, results of operations and cash flows that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual business, prospects and results of operations to differ materially from those that may be anticipated by such forward-looking statements. Factors that may affect such forward-looking statements include, without limitation: our ability to raise funds for our operations; our ability to successfully develop products and services that are commercially successful; to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to protect the intellectual property we license; and our failure to keep pace with our competitors. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A. “Risk Factors” of our 2014 Form 10-K.

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

We are considering several options for the initial clinical trials of Fc-AAT 2 with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. The ultimate goal is to have Gallus manufacture material for use in preclinical toxicology studies and early trials in humans.

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

Potential indications for our Fc-AAT 2 molecule and our estimates of peak annual sales volumes in the combined U.S. and European markets are:

●	Type 1 diabetes (early onset) – $1 billion+
●	Complications due to bone marrow transplantation (GvHD) - $500 million+
●	Gout (treatment refractory)- $1 billion+

These revenues could be realized by Omni if it were solely responsible for commercialization; alternatively, Omni could potentially receive a portion of such revenues in the form of royalties if Fc-AAT was commercialized by a third party. Other significant markets could include rheumatoid arthritis, chronic obstructive pulmonary disease (“COPD”) and cardiac remodeling.

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

Results of Operations – For the Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

The following discussion relates to our operations for the three months ended June 30, 2014 (the “June 2014 quarter”) as compared to the three months ended June 30, 2013 (the “June 2013 quarter”).

General and administrative expenses - General and administrative expenses for the June 2014 quarter were $312,984, which included $74,368 of share-based compensation, as compared to $503,189 for the June 2013 quarter, which included $203,341 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for the June 2014 quarter were $238,616 as compared to $299,848 for the June 2013 quarter, a decrease of $61,231, or approximately 20%. This decrease was primarily due to lower expenses in the June 2013 quarter in certain expense categories, most notably CSO consulting of $30,000; officer salaries and related taxes of $31,000; public relations of $14,000 and travel of $10,000, partially offset by increases in accounting and audit fees of $10,000; and legal fees of $15,000.

Research and development expenses – Research and development expenses for the June 2014 quarter were $220,338 as compared to $27,838 for the June 2013 quarter. This increase was primarily due to the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC (“Gallus”) under which certain cell line optimization and process development work are contemplated for our Fc-AAT 2 molecule. We recorded $220,338 of research and development expense in the quarter ended June 30, 2014, an increase of 192,500 over the June 2013 quarter.

Non-operating income (expenses) – Net non-operating expenses for the June 2014 quarter were $300,379 as compared to $150,028 for the June 2013 quarter, an increase of $150,351 that was associated with the Convertible Notes. The total increase in expenses was related to amortization of debt discounts and debt issuance costs, interest expense and the net changes in the estimated fair values of the associated derivative liabilities.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of June 30, 2014, we remain a development stage company and our focus continues to be on raising capital to fund current operations and research and development efforts on Fc-AAT. As of June 30, 2014, we had a deficit accumulated from inception of $47.4 million, which included total non-cash charges from inception of approximately $36.7 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Prior Financings

We continue to amortize prior debt discounts and interest related to prior financings. As of June 30, 2014, we recorded non cash transactions related to the amortization of debt discounts of $56,323 and $56,549 of related debt discounts. In addition we recorded total accrued interest of $38,956 for the three months ended June 30, 2014.

April 2014 Financing

In April 2014, we secured additional financing under a private placement offering (the “2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”), an affiliate of BOCO Investments LLC (“BOCO”), a significant shareholder and affiliate of the Company, that enables the Company to borrow up to $2,000,000 through April 15, 2015 and enables like funding of up to $1,000,000 from other sources. The financing is in the form of a one-year note convertible into common stock of the Company at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As additional consideration for the note, we issued 3,000,000 warrants to purchase the Company’s common stock to BOCO at an exercise price of $0.01 per share with an April 15, 2015 expiration date and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50-1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

As of June 30, 2014, we have borrowed $1,000,000 and have recorded $11,178 of accrued related party interest. In addition we have recorded non cash transactions related to the amortization of debt discounts for related parties of $177,709. The remaining funds borrowed to date will be used to pay the Company’s monthly administrative expenses and fund ongoing research and development efforts, most notably those associated with the Gallus manufacturing and services agreement. To date, we have no commitments for additional financing beyond that provided by the Bohemian note.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at June 30, 2014 and 2013 were $651,755 and $271,427, respectively.

Cash Flows from Operating Activities

For the June 2014 quarter, net cash used in operations was $619,672. The primary uses of cash from operations were $238,616 of general and administrative expenses. There were $74,368 expenses recorded for share-based compensation. Other uses of cash included research and development expenses of $220,338; an increase in prepaid expenses of $109,604, primarily related to the payment of the full premium on the Company’s director and officer liability insurance policy; and a reduction in accounts payable and accrued liabilities of $42,775 as a result of paying-off certain year-end obligations associated with our public filings and the accrual for the Dinarello warrants that will be granted and issued on October 1, 2014. Partially offsetting these uses of cash from operations were the non-cash items associated with the Convertible Notes and stock based compensation.

For the June 2013 quarter, net cash used in operating activities was $442,876. The primary uses of cash from operations were general and administrative expenses, excluding share-based compensation, which totaled $299,848, research and development expenses of $27,838, and a decrease in accounts payable and accrued liabilities of $30,350. Partially offsetting was an increase in prepaid expenses of $86,342, and non-cash expenses totaling $354,870 of which $150,300 was associated with the Convertible Notes and $203,341 for stock based compensation.

Cash Flows from Financing Activities

For the June 2014 quarter, we had net cash provided by financing activities of $1,000,000. This was related to the convertible note with BOCO described above. As of the quarter ended June 30, 2014, we have $1,000,000 remaining to draw on the note and have a cash balance of $651,755. For the June 2013 quarter, we generated $1,361,398 of cash from the sale of common stock through our 2013 Private Placement. This amount was net of offering costs of approximately $179,000.

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

It is estimated that the first phase of the Gallus agreement will result in $700,000 in spending. This effort is the principal expense being funded by proceeds of the Bohemian note. The Bohemian note is due on April 24, 2015. If the full borrowing of $2 million is made by then and the note is not converted, it is estimated that the Company would owe Bohemian $2.1-2.2 million which is otherwise secured by certain assets of the Company.

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

Critical Accounting Policies

We prepare our financial statements in accordance with US GAAP. Our significant accounting policies are disclosed in Note 2 to our consolidated financial statements contained in our 2014 Form 10-K. The accounting policies most fundamental to the understanding of our financial statements are our use of estimates, including the computation of share-based compensation; research and development cost; capitalization of license agreements and impairment analysis of long-term assets; and the valuation, classification and recording of debt and equity transactions, including those that include stock purchase warrants and derivatives.

In June 2014, the FASB issued ASU No. 2014-10, which amended Accounting Standards Codification (ASC) Topic 915 Development Stage Entities. The amendment eliminates certain financial reporting requirements surrounding development stage entities, including an amendment to the variable interest entities guidance in ASC Topic 810, Consolidation. The amendment removes the definition of a development stage entity from the ASC, thereby removing the financial reporting distinction between development stage entities and other entities from U.S. GAAP. Consequently, the amendment eliminates the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage.

This amendment is effective for fiscal years beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued. The Company has made the election to early adopt this amendment effective June 30, 2014 and, as a result, the Company is no longer presenting or disclosing the information previously required under Topic 915. The early adoption was made to reduce data maintenance by removing all incremental financial reporting requirements for development stage entities. The adoption of this amendment alters the disclosure requirements of the Company, but it does not have any material impact on the Company’s financial position or results of operations for the current or any prior reporting periods.

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

Our management, with the participation of our Chief Executive and Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014, and our Chief Executive and Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings nor is our property the subject of any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On April 1, 2014 we signed a 12 month consulting agreement with Dr. Charles Dinarello. He will accrue 25,000 warrants per month as long as the contract is in force. On a semiannual basis, the warrants will be granted and issued at the Company’s common stock price at the time of issue.

On April 17, 2014 the Company entered into a Financial Advisory and Consulting agreement with Dawson James Securities. On that day we issued 200,000 of the Company’s common stock in payment of a nonrefundable retainer. An additional 100,000 shares of common stock will be issued six months from the April 17, 2014 effective date.

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

10.1

Loan and Warrant Purchase Agreement, dated April 24, 2014, between Bohemian Investments, LLC and Omni Bio Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2014).

10.2	Warrant dated April 23, 2014 issued to Bohemian Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2014).

10.3	Warrant dated April 23, 2014 issued to BOCO Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2014).

10.4	Development and Manufacturing Services Agreement, dated April 24, 2014, between Gallus BioPharmaceuticals, Inc. and Omni Bio Pharmaceutical, Inc.

10.5	Consulting Agreement with Charles Dinarello, dated April 1, 2014.

31.1	Certification of Chief Executive and Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

August 13, 2014	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive and Financial Officer
(Principal Executive Officer)