Form 10-Q
period 2014-09-30
OMNI BIO PHARMACEUTICAL, INC.
filed 2014-11-14
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

-

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

The number of shares outstanding of the registrant’s common stock as of November 13, 2014 was 39,106,638.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	March 31,
	2014	2014*
ASSETS
Current Assets
Cash and cash equivalents	$709,915	$271,427
Other current assets	111,021	32,201
Total Current Assets	820,936	303,628

Other Assets
Debt issuance costs, net	77,295	129,859
Intangible assets, net	61,037	63,494
Total Other Assets	138,332	193,353
Total Assets	$959,268	$496,981

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$-	$8,701
Accrued liabilities	80,795	87,637
Notes payable-related parties, net of discounts of $703,169 and $-0-, respectively	1,296,831	-
Notes payable, net of discounts of $117,221 and $-0-, respectively	345,279	-
Accrued interest, including $160,547 and $-0-, respectively, for related parties	267,187	-
Derivative liabilities-related parties	227,708	-
Total Current Liabilities	2,217,800	96,338

Notes payable-related parties, net of discounts of $114,350 and $358,043, respectively	485,650	741,957
Notes payable, net of discounts of $-0- and $180,733, respectively	-	281,767
Accrued interest, include $115,069 and $177,726, respectively, for related parties	115,069	261,177
Total Liabilities	2,818,519	1,381,239

Commitments and Contingencies

Stockholders' Equity
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized, 39,006,638 and 38,656,638 shares, respectively, issued and outstanding	39,006	38,656
Additional paid-in-capital	46,456,687	45,608,679
Accumulated deficit	(48,354,944)	(46,531,593)
Total stockholders' deficit	(1,859,251)	(884,258)
Total Liabilities and Stockholders' deficit	$959,268	$496,981

* Derived from March 31, 2014 Audited Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF OPERATION

(Unaudited)

	For the three months ended,		For the six months ended,
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses
General and administrative (including share-based compensation of $121,467 and $167,964 for the three months ended September 30, 2014 and 2013 respectively; $195,835 and $371,305 for the six months ended September 30, 2014 and 2013 respectively	475,069	539,582	788,053	1,042,770
Research and development	138,444	98,750	358,782	126,588
Total operating expenses	613,513	638,332	1,146,835	1,169,358

Loss from operations	(613,513)	(638,332)	(1,146,835)	(1,169,358)

Non-operating income (expenses)
Change in estimated fair value in derivative liability - related party	(7,107)	97,875	(16,006)	85,630
Change in estimated fair value in derivative liability	-	39,413	-	34,192
Amortization of debt discount and debt issuance costs	(117,722)	(53,571)	(181,543)	(104,460)
Amortization of debt discount - related party	(180,573)	(43,964)	(358,282)	(84,460)
Interest expense, net of interest income	(270)	(13,672)	(22,795)	(27,424)
Interest expense - related party	(70,465)	(27,726)	(97,890)	(55,151)
Total non-operating expenses	(376,137)	(1,645)	(676,516)	(151,673)

Net loss	$(989,650)	$(639,977)	$(1,823,351)	$(1,321,031)

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.05)	$(0.04)
Weighted average shares outstanding- basic and diluted	38,892,508	38,196,380	38,856,092	36,167,844

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Six Months Ended September 30, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Deficit	Equity

Balance at March 31, 2014	-	$-	38,656,638	$38,656	$45,608,679	$(46,531,593)	$(884,258)
Common Stock issued in exchange for services			200,000	200	52,800		53,000
Debt discount on convertible note sold to a related party in private placement offering					671,523		671,523
Share based compensation					11,618		11,618
Net Loss						(833,701)	(833,701)
Balance at June 30, 2014	-	$-	38,856,638	$38,856	$46,344,620	$(47,365,294)	$(981,818)
Common Stock issued in exchange for services			150,000	150	37,350		37,500
Share based compensation					74,717		74,717
Net Loss						(989,650)	(989,650)
Balance at September 30, 2014	-	$-	39,006,638	$39,006	$46,456,687	$(48,354,944)	$(1,859,251)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,823,351)	$(1,321,031)
Adjustments used to reconcile net loss to net cash used in operating activities:
Change in estimated fair value of derivative liabilities- related parties	16,006	(85,630)
Change in estimated fair value of derivative liabilities	-	(34,192)
Share-based compensation	176,835	371,305
Amortization of debt discount and debt issuance costs	181,543	104,460
Amortization of debt discount - related parties	358,282	84,460
Depreciation and amortization of intangibles	2,457	2,457
Changes in operating assets and liabilities:
Other current assets	(78,820)	(64,782)
Accounts payable	(8,701)	(37,823)
Accrued liabilites	(6,842)	(27,000)
Accrued interest, related parties	97,890	-
Accrued interest, net	23,189	83,353
Net cash used in operating activities	(1,061,512)	(924,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible note - related parties	1,500,000	-
Proceeds from the sale of common stock	-	1,361,398
Net cash provided by financing activities	1,500,000	1,361,398

Net increase (decrease) in cash and cash equivalents	438,488	436,975
Cash and cash equivalents at beginning of period	271,427	343,279
Cash and cash equivalents at end of period	$709,915	$780,254

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion Feature and warrants recorded as debt discount	$746,583	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and has been found to have significant anti-inflammatory, immunomodulatory and tissue protective effects in numerous animal models of human disease. In 2012, we began to fund the research and development of several synthetic recombinant proteins involving the fusion of AAT and an Fc component of immunoglobulin (“AAT-Fc”).

The focus of our research and development efforts is now on advancing our first recombinant molecule (“AAT-Fc 2”) into clinical trials. We believe the successful characterization and development of a recombinant AAT-Fc fusion molecule would afford us with a patented composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited, to Type 1 diabetes, graft vs host disease (GvHD) following bone marrow transplantation and chronic gout.

We are considering several options for the initial clinical trials of AAT-Fc 2, with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC, now Patheon Biologics (“Patheon”), under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans.

We hold a license to an issued method of use patent for the treatment of diabetes using p-AAT with a privately-held company, Bio Holding, Inc. In addition, we hold licenses with the Regents of the University of Colorado (“RUC”) for method of use patents and patent applications (“Use Patents”) covering the use of p-AAT in the following indications: cellular transplantation and graft rejection, certain bacterial and viral diseases, and myocardial remodeling. We also hold licenses with RUC for patent applications covering composition of matter for various AAT-Fc constructs.

In November 2013, we received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for a patent for the composition of matter of AAT-Fc 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the AAT-Fc 2 molecule as well as other AAT fusion polypeptides. The patent was issued in January 2014. In October 2014 we received notice that a third party has requested a reexamination of the patent challenging its validity. All of the claims of the patent will remain valid and in force during the reexamination proceedings. We plan to vigorously defend our patent and believe that the challenge presented by the reexamination request will bolster our patent’s novelty and non-obviousness, and ultimately render it stronger. Similar patent applications covering AAT-Fc 2 remain under review in Europe and Canada. Regardless of the outcome of the reexamination, if AAT-Fc 2 is successful in being brought to market, we expect that we would have market exclusivity for a minimum of 12 years from the time of introduction in the U.S. and 10 years in Europe. These periods of market exclusivity would extend beyond the life of any AAT-Fc patent currently issued or under review. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”), the initial funding of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), prosecution of patent applications, a human clinical trial to evaluate the therapeutic effects of p-AAT in the treatment of Type 1 diabetics, and preclinical drug development activities for advancement of our recombinant AAT-Fc 2 molecule.

We have incurred net losses since inception, and as of September 30, 2014, had cash and cash equivalents of $709,915 and an accumulated deficit of $48.4 million, which included non-cash charges of approximately $36.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

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

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which amended Accounting Standards Codification (ASC) Topic 205 Presentation of Financial Statements. The Update provides guidance to management on determining when and how to disclose going-concern uncertainties in the financial statements. The Update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to make certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” In making its assessment, management is required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” Reasonably knowable conditions or events are those that can be identified without undue cost and effort. Specific amendments contained within the Update provide a definition of the term substantial doubt, as well as specific principles for considering the mitigating effect of management’s plans. The amendments require certain additional disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. Also required are an express statement and other disclosures when substantial doubt is not alleviated by management’s plans.

The Update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. While early adoption is permitted, the Company has elected not to adopt at this time and is still evaluating the reporting effect of the Update.

We have reviewed other FASB’s Accounting Standard Updates through the filing date of this report and have concluded that none will have a material impact on our future consolidated financial statements.

NOTE 2 – FINANCING TRANSACTIONS

In April 2014, we secured additional financing under a private placement offering (“the 2014 Private Placement”) with Bohemian Investments LLC (“Bohemian”) that enables the Company to borrow up to $2,000,000 through April 15, 2015. The financing is in the form of a secured note (the “Bohemian Note”) due April 24, 2015, convertible into common stock of the Company at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As of September 30, 2014, we have borrowed $1,500,000 from Bohemian and we have remaining $500,000 which may be borrowed under the note, subject to Bohemian’s approval of such borrowing in its sole discretion.

As additional consideration for the Bohemian Note, we issued 3,000,000 warrants to purchase the Company’s common stock to BOCO Investments LLC, (“BOCO”), an entity related to Bohemian, at an exercise price of $0.01 per share with an April 15, 2015 expiration date, and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended the term of three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices of $0.50 to $1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

We concluded that the conversion feature of the Bohemian Note (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the underlying convertible note (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the convertible note and the estimated fair value of the Conversion Feature was assigned to the convertible note. The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the convertible note. We also concluded that the attached two sets of warrants that were issued to BOCO and Bohemian were “detachable” from the convertible note. The warrant costs are to be included in debt discount and amortized over the life of the convertible note which is one year from the date of the first draw. The estimated fair value of the new warrants was calculated using the Black-Scholes pricing model based on the following assumptions: closing stock price on the date of the first draw from the convertible note, exercise prices as stated above, expected term of the warrants is one to five years, volatility of 160.03% and a risk-free interest rate of 1.64%. The incremental fair value of the warrant modifications were all recorded as a debt discount. The total amount recorded as a debt discount as a result of this transaction was $509,629 during the quarter ended September 30, 2014.

Future Debt Maturities

As of September 30, 2014, the future maturities and amounts owed on the Bohemian Note and other convertible note agreements we consummated in 2012, (together the “Convertible Notes”) over the succeeding five years, including accrued interest to maturity, are as follows:

Fiscal Year Ended March 31,

2016	$3,725,944

NOTE 3 – CONTRACTUAL COMMITMENTS

In April 2014, we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmceuticals, LLC, now Patheon, under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans. It is anticipated that the first phase of these activities will be performed over a 7 to 8 month period at a cost of up to $700,000. As of September 30, 2014, we have recorded $303,444 in expenses associated with the Patheon contract manufacturing services agreement.

Effective April 1, 2014, the Company signed a consulting agreement with Dr. Charles Dinarello, our Chief Scientific Officer. The term of the Consulting Agreement is twelve months (12) or as long as a Statement of Work (“SOW”) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 25,000 warrants per month beginning April 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 150,000 increments on a semiannual basis starting October 1, 2014. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of September 30, 2014, we have accrued $25,149 of share-based compensation expense for 150,000 warrants. The accrued share-based compensation expense recorded for these warrants is adjusted based on the fair market value of the Company’s common stock on September 30, 2014. The description of the consulting agreement set forth above is qualified in its entirety by reference to a copy of such agreement filed as an exhibit to this the Company’s Form 10-Q for the quarter ended June 30, 2014.

Effective September 1, 2014, the Company signed a consulting agreement with Dr. Soohyun Kim. The term of the Consulting Agreement is twelve months (12) or as long as a Statement of Work (“SOW”) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 15,000 warrants per month beginning September 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 90,000 increments on a semiannual basis starting March 1, 2015. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of September 30, 2014, we have accrued $2,515 of share-based compensation expense for 15,000 warrants. The accrued share-based compensation expense recorded for these warrants is adjusted based on the fair market value of the Company’s common stock on September 30, 2014.

On April 17, 2014, the Company entered into a financial advisory and consulting agreement with Dawson James Securities, Inc. (“Dawson”). Dawson will provide financial advisory services as outlined in the agreement. This agreement is in effect for twelve months unless modified. On April 17, 2014, we issued 200,000 shares of the Company’s $0.001 par value common stock in payment of a nonrefundable retainer. Based on the market value of the Company’s common stock on April 17, 2014 of $0.265 per share, we recorded a shared-based compensation expense of $53,000. An additional 100,000 shares of common stock will be issued six months from the April 17, 2014 effective date. As of September 30, 2014, we recorded an accrual of $19,000 consulting expense associated with the 100,000 shares.

On August 1, 2014, the Company entered into an agreement with Tiberend Strategic Advisors, Inc. (“Tiberend”). Tiberend will provide investor relations and corporate communication services as outlined in the agreement in exchange for a fee of $6,600 a month and warrants. This agreement is in effect for twelve months unless modified by both parties. The warrants will be earned at a rate of 25,000 a month and will be granted and issued in 150,000 increments on a semiannual basis starting February 1, 2015. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of September 30, 2014, we have accrued $8,383 of share-based compensation expense for 50,000 warrants. The accrued share-based compensation expense recorded for these warrants will be adjusted based on the fair market value of the Company’s common stock at the end of every fiscal quarter.

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

As of September 30, 2014, potentially dilutive securities included approximately 26.1 million common stock purchase warrants, and approximately 15.4 million shares issuable from conversion of the Convertible Notes. As of September 30, 2013, potentially dilutive securities included approximately 23.1 million common stock purchase warrants, and 7.0 million shares issuable from conversion of the then outstanding Convertible Notes, including accrued interest, issued in 2012.

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

For a description of the following agreements with share-based compensation provisions, see “NOTE 3 – CONTRACTUAL COMMITMENTS” which descriptions are herein incorporated by reference: Dr. Charles Dinarello, Dr. Soohyun Kim, Dawson, and Tiberend.

On August 5, 2014, the Company entered into an executive search agreement with Solomon Edwards, LLC to conduct a personnel search for Omni’s then open Chief Financial Officer’s position, as outlined in the agreement. On September 8, 2014, we issued 150,000 shares of the Company’s common stock as payment in full for all fees in connection with this agreement. Based on the market value of the Company’s common stock on September 8, 2014 of $0.25, we recorded a shared-based compensation expense of $37,500.

On September 1, 2014, we granted to John Riccardi, our newly appointed Chief Financial Officer, a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.24 per share. The warrant has a seven year life and 250,000 of the shares underlying the warrant vested and became exercisable immediately on September 1, 2014. The remaining shares underlying the warrant vest and become exercisable in two equal annual installments on September 1, 2015 and September 1, 2016, provided Mr. Riccardi remains in continuous service with Omni as of each vesting date. We valued this warrant using the Black Scholes pricing model based on the vesting schedule and the following assumptions: closing stock price on date of grant of $0.24, exercise price of $0.24, expected term of the warrant of seven years, volatility of 161.42%, and risk free interest of 0.11%. The estimated fair value ascribed to the vested shares underlying the warrant was $50,288, or $0.24 per share; the total fair value ascribed to the remaining unvested shares underlying the warrants, not recognized in this quarter, was $114,114, or $0.23 per share.

The weighted-average grant date fair value of warrants issued or accrued as stock-based compensation during the three months ended September 30, 2014 and 2013 was $0.23 and $0.29 per share, respectively.

Share-based compensation related to warrants and restricted stock units issued or accrued for the three months and six months ended September 30, 2014 and 2013 was as follows:

	For the three months		For the six months
	ended September 30,		ended September 30,
	2014	2013	2014	2013

Employees and directors	$50,288	$135,336	$50,288	$309,491
Outside consultants	71,179	32,628	145,547	61,814
	$121,467	$167,964	$195,835	$371,305

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the six months ended September 30, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value

Outstanding at March 31, 2014	9,529,678	$0.89	4.2	-
Granted	750,000	$0.24	6.9	-
Exercised	-	$-	-	-
Forfeited/expired/cancelled	(48,000)	$1.25	n/a	-
Ouststanding at September 30, 2014	10,231,678	$0.89	4.1	-
Vested and exercisable at September 30, 2014	9,731,678	$0.84	4.1	-

A summary of activity related to warrants issued to investors for the six months ended September 30, 2014 is as follows:

Number of
Investor
Warrants

Outstanding at March 31, 2014	13,143,458
Granted	4,000,000
Exercised	-
Forfeited/expired/cancelled	(650,000)
Ouststanding at September 30, 2014	16,493,458

NOTE 6 – SUBSEQUENT EVENTS

On October 16, 2014, Omni received notice from the United States Patent and Trademark Office (“USPTO”) that the USPTO has granted a Request for Ex Parte Reexamination (the “Request”) of our issued composition of matter patent that covers various recombinant AAT forms connected with the polypeptide AAT-Fc molecule. The Request, submitted by an unidentified third party, contains various prior art references alleged to invalidate our patent. The reexamination process requires the USPTO to consider the scope and validity of the patent based on what it deems to be substantial new questions of patentability raised by the third party. All claims of the patent will remain valid and in force during the reexamination proceedings. We plan to vigorously defend our patent and believe that the challenge presented by the Request will bolster our patent’s novelty and non-obviousness, and ultimately render it stronger.

Regardless of the ultimate outcome of the reexamination, if our AAT-Fc 2 lead molecule is successful in being brought to market, it is expected that we would have market exclusivity for a minimum of twelve years from the time of introduction in the U.S. and ten years in Europe. These periods of market exclusivity would extend beyond the life of any AAT-Fc patent currently issued and under review. Nonetheless, a narrowing or elimination of the patent claims in our AAT-Fc patent may have a negative impact on future business and operating results.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

The following discussion contains forward-looking statements regarding us, our patent position, business prospects, strategies, results of operations and cash flows that are subject to certain risks and uncertainties posed by many factors and events that could cause our actual patent position, business prospects, strategies, results of operations and cash flows to differ materially from those that may be anticipated by such forward-looking statements. Such factors include, without limitation, our ability to successfully defend the Request; our ability to raise funds for our operations and to retire all maturing debt not converted; our ability to successfully develop products and services that are commercially successful; our ability to successfully develop new products and services for new markets; the impact of competition on our business, changes in law or regulatory requirements that adversely affect our ability to market our products; the cost and success of our research and development efforts; delays in the introduction of our products or services into the market; our ability to maintain our patents and to protect the intellectual property we license; and our failure to keep pace with our competitors. We undertake no obligation to revise any forward-looking statements in order to reflect events or circumstances that may subsequently arise. Readers are urged to carefully review and consider the various disclosures made by us in this report and other reports filed with the Securities and Exchange Commission (“SEC”) that attempt to advise interested parties of the risks and factors that may affect our business. For additional factors that may affect the validity of our forward-looking statements, see the risk factors set forth in Part I. Item 1A. “Risk Factors” of our 2014 Form 10-K.

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

We hold licenses for method of use issued patent claims for the use of p-AAT in the treatment of diabetes, certain bacterial and viral diseases and cellular transplantation and graft rejection, which include reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (“GvHD”) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant. In addition, we hold licenses for method of use patent application claims for the use of p-AAT in the treatment of myocardial remodeling. Our goal is to sublicense these patents and patent applications to various p-AAT manufacturers, of which there are four. The timing of such sublicensing is likely to be dependent upon the generation of robust clinical data sufficient to warrant label claims to the existing package inserts for the currently marketed p-AAT products.

In 2011, we began funding research and development of a synthetic form of AAT (“AAT-Fc”). We believe the successful characterization and development of a recombinant AAT-Fc fusion molecule would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited to, Type 1 diabetes, graft vs host disease following bone marrow transplantation and chronic gout. The currently manufactured versions of p-AAT require weekly IV dosing in a doctor’s office or infusion clinic and cost in excess of $100,000 per year. We believe our recombinant form of AAT will provide significant advantages over p-AAT in terms of duration of action, cost to manufacture, purity and selling price. Most importantly, our recombinant form of AAT has been shown to be 40-50x more potent than p-AAT in animal models of gout, inflammatory bowel disease and myocardial infarction suggesting the potential for simple subcutaneous dosing.

We are considering several options for the initial clinical trials of AAT-Fc 2, with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Patheon under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans.

In November 2013, we received a Notice of Allowance from the USPTO for a patent for the composition of matter of AAT-Fc 2; the patent was issued in January 2014. The claims contained in the issued patent cover full-length AAT nucleic acid constructs that encode polypeptide components of the AAT-Fc 2 molecule as well as other AAT fusion polypeptides. Similar patent applications covering AAT-Fc 2 remain under review in Europe and Canada. Patent applications for a series of follow-on AAT-Fc constructs are also pending on a worldwide basis. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development. Earlier attempts by others to make stand-alone recombinant versions of the molecule have not been successful. While we believe our fusion protein approach is viable, there is no assurance that we will be successful or be able to obtain the funding needed to develop such a molecule.

On October 16, 2014, Omni received notice from the United States Patent and Trademark Office (“USPTO”) that the USPTO has granted a Request for Ex Parte Reexamination (the “Request”) of composition of matter patent issued in January 2014 that covers various recombinant AAT forms connected with the polypeptide AAT-Fc molecule. The Request, submitted by an unidentified third party, contains various prior art references alleged to invalidate our patent. The reexamination process requires the USPTO to consider the scope and validity of the patent based on what it deems to be substantial new questions of patentability raised by the third party. All claims of the patent will remain valid and in force during the reexamination proceedings. We plan to vigorously defend our patent and believe that the challenge presented by the Request will bolster our patent’s novelty and non-obviousness, and ultimately render it stronger.

Potential indications for our AAT-Fc 2 molecule and our estimates of peak annual sales volumes in the combined U.S. and European markets are:

●	Type 1 diabetes (early onset) – $1 billion+
●	Complications due to bone marrow transplantation (GvHD) - $500 million+
●	Gout (treatment refractory) - $1 billion+

These revenues could be realized by Omni if it were solely responsible for commercialization; alternatively, Omni could potentially receive a portion of such revenues in the form of royalties if AAT-Fc was commercialized by a third party. Other significant markets could include rheumatoid arthritis, chronic obstructive pulmonary disease (“COPD”) and cardiac remodeling.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:

●	Our ability to raise sufficient capital in a timely manner to fund our operations, future research and development of AAT-Fc 2, and the retirement of maturing Convertible Notes, not converted;
●	The continued expected growth in the biopharmaceutical sector;
●	Our ability to obtain and protect patents covered under our license agreements;
●	Our ability to file and receive additional patent applications for new AAT-Fc compounds that we may discover and to successfully defend the Request;
●	Our ability to file for an IND for AAT Fc 2 with the FDA;
●	Our ability to devote our resources to therapies that are the most likely to result in commercialization;
●	Our ability to shepherd potential therapies through the FDA approval process; and
●	Our ability to compete against companies in our industry with greater resources.

Results of Operations – For the Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

The following discussion relates to our operations for the three months ended September 30, 2014 (the “September 2014 quarter”) as compared to the three months ended September 30, 2013 (the “September 2013 quarter”).

General and administrative expenses - General and administrative expenses for the September 2014 quarter were $475,069, which included $121,467 of share-based compensation, as compared to $539,582 for the September 2013 quarter, which included $167,964 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for the September 2014 quarter were $353,602 as compared to $371,618 for the September 2013 quarter, a decrease of $18,016, or approximately 5%. This decrease was primarily due to lower expenses in the September 2014 quarter in certain expense categories, most notably scientific and regulatory consulting fees of $23,346 and officer salaries and related taxes of $23,825. These lower expenses were partially offset by higher royalty payments of $25,000.

Research and development expenses – Research and development expenses for the September 2014 quarter were $138,444 as compared to $98,750 for the September 2013 quarter. This increase of $39,694 was primarily due to the execution of a multi-phase contract manufacturing services agreement in April 2014 with Gallus BioPharmaceuticals, LLC, now Patheon, under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule.

Non-operating income (expenses) – Net non-operating expenses for the September 2014 quarter were $376,138 as compared to $1,645 for the September 2013 quarter, an increase of $374,493, related to amortization of debt discounts and debt issuance costs, interest expense and the net changes in the estimated fair values of derivative liabilities associated with the Convertible Notes.

Results of Operations – For the Six Months Ended September 30, 2014 Compared to the Six Months Ended September 30, 2013

The following discussion relates to our operations for the six months ended September 30, 2014 (the “September 2014 six months”) as compared to the six months ended September 30, 2013 (the “September 2013 six months”).

General and administrative expenses - General and administrative expenses for the September 2014 six months were $788,053, which included $195,835 of share-based compensation, as compared to $1,042,770 for the September 2013 six months, which included $371,305 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for the September 2014 six months were $592,218 as compared to $671,465 for the September 2013 six months, a decrease of $79,247, or approximately 12%. This change was primarily due to decreases in officer salaries and related taxes of $57,555, Chief Science Officer consulting of $60,000, and regulatory consulting of $15,000. These decreases were partially offset by higher expenses for the period in certain expense categories, such as accounting and audit of $18,349, and legal expenses of $17,436.

Research and development expenses – Research and development expenses for the September 2014 six months were $358,782 as compared to $126,588 for the September 2013 six months. This increase of $232,194 was primarily due to the execution in April, 2014 of a multi-phase contract manufacturing services agreement with Patheon under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule.

Non-operating income (expenses) – Net non-operating expenses for the September 2014 six months were $676,516 as compared to $151,673 for the September 2013 six months, an increase of $524,843, related to amortization of debt discounts and debt issuance costs, interest expense and the net changes in the estimated fair values of derivative liabilities associated with the Convertible Notes.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of September 30, 2014, and our focus continues to be on raising capital to fund current operations and research and development efforts on AAT-Fc beyond the fourth quarter of the fiscal year ending March 31, 2015. There is no assurance that we will be able to raise additional capital or that we will be able to draw the remaining $500,000 balance on the Bohemian Note. Any additional draw on this note is subject to approval by Bohemian, at its sole discretion.

Failure of the holders to convert substantially all of the Convertible Notes prior to maturity, beginning April 2015, or our inability to raise sufficient capital to retire these notes would likely result in our defaulting on substantially all of these secured obligations. As of September 30, 2014, we had a deficit accumulated from inception of $48.4 million, which included total non-cash charges from inception of approximately $36.9 million. These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Prior Financings

We continue to amortize prior debt discounts and interest related to the Convertible Notes. For the six months ended September 30, 2014, we recorded non cash transactions associated with the amortization of debt discounts and debt issuance costs of $181,543 and $358,282 of related party debt discounts. In addition, for this period we recorded total accrued interest of $22,795 and $97,890 for unrelated parties and related parties, respectively.

Prior Placement Agreement with Bohemian Investments, LLC

As of September 30, 2014, we have borrowed $1,500,000 from Bohemian under the Bohemian Note and have recorded $42,739 of accrued related party interest associated with that borrowing. In addition we have recorded non cash transactions related to the amortization of debt discounts for related parties of $577,629. The remaining funds borrowed to date will be used to pay the Company’s monthly administrative expenses and fund ongoing research and development efforts, most notably those associated with the Patheon manufacturing and services agreement. To date, we have no commitments for additional financing beyond that provided by the Bohemian Note.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at September 30, 2014 and March 31, 2104 were $709,915 and $271,427, respectively.

Cash Flows from Operating Activities

For the six months ending September 30, 2014, net cash used in operating activities was $1,061,512, of which $358,782 in cash payments were made for Research and Development, and approximately $592,218 were for general and administrative cash expenses, including $202,615 for royalty and patent related expenses, $107,784 for payroll and related expenses, $56,424 for accounting and auditing services, and another $75,589 in various consulting and investor relations fees. Other uses of cash for this period included an increase in prepaid expenses of $78,800, primarily related to the payment of the full premium on the Company’s director and officer liability insurance and the Company liability and umbrella policies.

For the six months ending September 30, 2013, net cash used in operating activities was $924,423, of which $126,588 in cash payments were for Research and Development expenses, and approximately $671,465 were for general and administrative cash expenses, including $170,665 for royalty and patent related expenses, $165,479 for payroll and related expenses, and another $120,000 related to various consulting and advisory fees. Other uses of cash included an increase in prepaid expenses of $64,782, primarily related to the payment of the full premium on the Company’s director and officer liability insurance policy in June 2013, and a reduction in accounts payable and accrued liabilities of $64,823 as a result of paying off certain past due obligations in the September 30, 2013 period.

Cash Flows from Financing Activities

For the six months ending September 30, 2014, we had net cash provided by financing activities of $1,500,000. This was related to the Bohemian Note described above. As of the quarter ended September 30, 2014, we have remaining $500,000 to draw on the Bohemian Note (subject to approval by Bohemian in its sole discretion) and have a cash balance of $709,915. For the six months ending September 30, 2013, we generated $1,361,398 of cash from the sale of common stock through a private placement of common stock completed on May 31, 2013. This amount was net of offering costs of approximately $179,000.

Current Cash Commitments

We expect that our cash on hand, in addition to the funds we expect to draw on the Bohemian Note, will allow us to fund our operations and limited research and development initiatives into the beginning of the fourth quarter of the fiscal year ending March 31, 2015, based on current operating levels and currently budgeted research and development projects. However, we will need additional capital to continue operations and the full preclinical development and early clinical development of our AAT-Fc program. Funding of the AAT-Fc program is anticipated to require additional capital in the range of $15 million through phase 1 trials currently targeted to take place in 2016. Additional capital of approximately $3.7 million is also required to retire the secured Convertible Notes as they mature in 2015, if not already then converted. There is no assurance that we will be successful in raising this level of additional capital on acceptable terms or at all. Failure to obtain additional capital would have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2015, and such failure would likely cause us to cease operations and not continue as a going concern. Additionally, failure of the holders to convert substantially all of the Convertible Notes or for us to raise sufficient capital to retire substantially all of the Convertible Notes as they mature in 2015 would have a material adverse impact on our ability to continue as a going concern.

We intend to approach other pharmaceutical or life science companies for funding a portion of our AAT-Fc program, and potentially funding initial human studies if we are successful in obtaining an IND. Such a partnership(s) or strategic investment would potentially reduce our need to raise external capital. There is no guarantee that we will be successful in creating or maintaining a strategic partner for our AAT-Fc program or that we would obtain adequate or any funding from such a relationship.

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

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern, which amended Accounting Standards Codification (ASC) Topic 205 Presentation of Financial Statements. The Update provides guidance to management on determining when and how to disclose going-concern uncertainties in the financial statements. The Update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to make certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” In making its assessment, management is required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” Reasonably knowable conditions or events are those that can be identified without undue cost and effort. Specific amendments contained within the Update provide a definition of the term substantial doubt, as well as specific principles for considering the mitigating effect of management’s plans. The amendments require certain additional disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. Also required are an express statement and other disclosures when substantial doubt is not alleviated by management’s plans.

The Update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. While early adoption is permitted, the Company has elected not to adopt at this time and is still evaluating the reporting effect of the Update.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

We provided our new Chief Financial Officer with certain oversight and signing authority which we believe strengthened our internal control over financial reporting during the quarter ended September 30, 2014. There was no other change in internal control that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 1, 2014, the Company entered into an agreement with Tiberend Strategic Advisors, Inc. (“Tiberend”). Tiberend will provide investor relations and corporate communication services in exchange for cash payment and warrants that accrue at a rate of 25,000 a month and will be granted and issued in 150,000 increments on a semiannual basis starting February 1, 2015, at an exercise price equal to the Company’s closing stock price at the time of issue.

On August 5, 2014, the Company entered into an executive search agreement with Solomon Edwards, LLC to conduct a personnel search for Omni’s then open Chief Financial Officer’s position. As payment in full for all fees in connection with this agreement, we issued to Solomon Edwards, LLC 150,000 shares of the Company’s common stock on September 8, 2014.

On September 1, 2014 we signed a 12 month consulting agreement with Dr. Soohyun Kim. He will accrue 15,000 warrants per month as long as the agreement is in force. The warrants will be granted and issued on a semiannual basis, beginning March 1, 2015, at an exercise price equal to the Company’s closing stock price at the time of issue.

On September 1, 2014, Omni’s Board of Directors appointed John Riccardi as our Chief Financial Officer. On September 1, 2014, we granted Mr. Riccardi a warrant to purchase 750,000 shares of our common stock at an exercise price of $0.24 per share. The warrant has a seven year life and 250,000 of the shares underlying the warrant vested and became exercisable immediately on September 1, 2014. The remaining shares underlying the warrant vest and become exercisable in two equal annual installments on September 1, 2015 and September 1, 2016, provided Mr. Riccardi remains in continuous service with Omni as of each vesting date.

The issuance of the securities described above was effected in reliance on the exemption for sales of securities not involving a public offering, as set forth in Regulation D under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act.

Item 5. Other Information.

On November 3, 2014, the Company entered into an agreement with Destum Partners, Inc. (“Destum”), whereby Destum is to act as our consultant in an effort to identify strategic partners (“Strategic Partners”) with whom we may enter into a business arrangement(s) and from whom we may obtain additional, possibly non-dilutive, capital to advance the commercialization of our lead molecule, AAT-Fc2. Should we be successful in consummating such a transaction with one or more Strategic Partners, with Destum’s participation, we agreed to pay Destum a “success fee” of between 1% and 5% of aggregate consideration received over the ensuing five years, depending on the nature and size of the resulting transaction.

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

10.2	Warrant dated April 23, 2014 issued to Bohemian Investments, LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 25, 2014).

10.3	Warrant dated April 23, 2014 issued to BOCO Investments, LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 25, 2014).

10.4	Secured Convertible Promissory Note dated April 25, 2014 issued to Bohemian Investments, LLC.

10.5

Development and Manufacturing Services Agreement, dated April 24, 2014, between Gallus BioPharmaceuticals, LLC and Omni Bio Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.6	Consulting Agreement dated April 1 2014, between Charles Dinarello and Omni Bio Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2014).

10.7	Warrant dated September 1, 2014, granted to John Riccardi (Incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on August 14, 2014).

31.1	Certification of Chief Executive Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

November 13, 2014	By:	/s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

November 13, 2014	By:	/s/ John Riccardi
John Riccardi
Chief Financial Officer
(Principal Financial and Accounting Officer)