Form 10-Q
period 2014-12-31
OMNI BIO PHARMACEUTICAL, INC.
filed 2015-02-17
CIK 1389870

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

or

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

The number of shares outstanding of the registrant’s common stock as of February 17, 2015 was 40,462,602.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

PART II: OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	20

SIGNATURES		21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	March 31,
	2014	2014*
ASSETS
Current Assets
Cash and cash equivalents	$852,372	$271,427
Other current assets	69,517	32,201
Total Current Assets	921,889	303,628

Other Assets
Debt issuance costs, net	51,012	129,859
Intangible assets, net	59,810	63,494
Total Other Assets	110,822	193,353
Total Assets	$1,032,711	$496,981

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$-	$8,701
Accrued liabilities	150,591	87,637
Notes payable-related parties, net of discounts of $172,723 and $-0-, respectively	927,277	-
Notes payable, net of discounts of $43,900 and $-0-, respectively	206,100	-
Accrued interest, including $260,603 and $-0-, respectively, for related parties	318,635	-
Total Current Liabilities	1,602,603	96,338

Notes payable-related parties, net of discounts of $344,260 and $358,043, respectively	1,655,740	741,957
Notes payable, net of discounts of $-0- and $180,733, respectively	-	281,767
Accrued interest, include $91,231 and $177,726, respectively, for related parties	91,231	261,177
Derivative liabilities-related parties	505,863	-
Total Liabilities	3,855,437	1,381,239

Commitments and Contingencies

Stockholders' Deficit
Preferred stock, $0.10 par value; 5,000,000 shares authorized; -0- issued and outstanding	-	-
Common stock, $0.001 par value; 200,000,000 shares authorized; 40,205,880 and 38,656,638 shares issued and outstanding	40,206	38,656
Additional paid-in-capital	46,891,012	45,608,679
Accumulated deficit	(49,753,945)	(46,531,593)
Total stockholders' deficit	(2,822,727)	(884,258)
Total Liabilities and Stockholders' deficit	$1,032,711	$496,981

* Derived from Marach 31, 2014 Audited Financial Statements

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013

Operating expenses:
General and administrative (including share-based compensation of $106,884 and $102,768 respectively and $302,719 and $474,073 respectively)	$410,258	$410,248	$1,198,311	$1,453,018
Research and development	111,906	36,250	470,687	162,838
Total operating expenses	522,164	446,498	1,668,999	1,615,856

Loss from operations	(522,164)	(446,498)	(1,668,999)	(1,615,856)

Non-operating income (expenses):
Change in estimated fair value in derivative liability - related party	(257,621)	(63,531)	(273,627)	22,099
Change in estimated fair value in derivative liability	-	(44,060)	-	(9,868)
Amortization of debt discount and debt issuance costs	(10,742)	(112,974)	(192,285)	(217,434)
Amortization of debt discount - related party	(386,538)	(47,771)	(744,820)	(132,231)
Extinguishment of debt	(134,259)	-	(134,259)	-
Interest expense, net of interest income	(11,458)	(12,837)	(34,254)	(40,261)
Interest expense - related party	(76,218)	(27,726)	(174,108)	(82,877)
Total non-operating expenses	(876,837)	(308,899)	(1,553,353)	(460,572)

Net loss	$(1,399,001)	$(755,397)	$(3,222,352)	$(2,076,428)

Basic and diluted net loss per share	$(0.04)	$(0.02)	$(0.08)	$(0.06)
Weighted average shares outstanding basic and diluted	39,216,590	38,397,721	39,027,240	36,913,839

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Nine Months Ended December 31, 2014

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance at March 31, 2014	-	$-	38,656,638	$38,656	$45,608,679	$(46,531,593)	$(884,258)
Common Stock issued in exchange for services	-	-	450,000	450	109,050	-	109,500
Debt discount on convertible note sold to a related party in private placement offering	-	-	-	-	671,523	-	671,523
Share based compensation	-	-	-	-	117,128	-	117,128
Common stock issued for convertible notes			1,089,242	1,090	382,543	-	383,633
Conversion of warrants to common stock			10,000	10	2,090	-	2,100
Net Loss	-	-	-	-	-	(3,222,352)	(3,222,352)
Balance at December 31, 2014	-	$-	40,205,880	$40,206	$46,891,013	$(49,753,945)	$(2,822,726)

The accompanying notes are an integral part of these consolidated financial statements.

OMNI BIO PHARMACEUTICAL, INC. & SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended
	December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,222,352)	$(2,076,427)
Adjustments used to reconcile net loss to net cash used in operating activities:
Change in estimated fair value of derivative liabilities- related parties	273,627	(22,099)
Change in estimated fair value of derivative liabilities	-	9,868
Share-based compensation	226,628	474,073
Amortization of debt discount and debt issuance costs	192,285	217,434
Amortization of debt discount - related parties	744,820	132,231
Depreciation and amortization of intangibles	3,685	3,685
Extinguishment of debt	134,259
Changes in operating assets and liabilities:
Other current assets	(37,316)	(27,636)
Accounts payable	(8,701)	(29,741)
Accrued liabilities	62,954	(25,150)
Accrued interest, related parties	174,108	-
Accrued interest, net	34,848	124,189
Net cash used in operating activities	(1,421,155)	(1,219,573)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the sale of convertible note - related parties	2,000,000	1,361,398
Proceeds from exercise of common stock warrants	2,100	-
Net cash provided by financing activities	2,002,100	1,361,398

Net increase in cash and cash equivalents	580,945	141,825
Cash and cash equivalents at beginning of period	271,427	343,279
Cash and cash equivalents at end of period	$852,372	$485,104

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Conversion feature of senior secured promissory notes reclassified from liability to equity at estimated fair value	$-	$270,340
Common stock issued from conversion of senior secured convertible promissory note plus accrued interest	$383,633	$114,521

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – OVERVIEW AND BASIS OF PRESENTATION

Overview

We are a biopharmaceutical company that was formed to explore new methods of use of alpha-1 antitrypsin (“AAT”), also referred to as “plasma-derived AAT” (“p-AAT”). p-AAT is purified from human blood and has been found to have significant anti-inflammatory, immunomodulatory and tissue protective effects in numerous animal models of human disease. More recently, clinical data have emerged showing p-AAT’s potential utility in the treatment of Type 1 diabetes, post-myocardial infarction heart disease and Graft vs Host Disease (“GvHD”). In 2012, we began to fund the research and development of several synthetic recombinant proteins involving the fusion of AAT and an Fc component of immunoglobulin (“AAT-Fc”).

The focus of our research and development efforts is now on advancing our first recombinant molecule (“AAT-Fc 2”) into clinical trials. We believe the successful characterization and development of a recombinant AAT-Fc fusion molecule would afford us with a patented composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited to, Type 1 diabetes, graft vs host disease (GvHD) following bone marrow transplantation, and chronic gout.

We are considering several options for the initial clinical trials of AAT-Fc 2, with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals LLC, now Patheon Biologics (“Patheon”), under which certain cell line optimization has been performed, and process development work is contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture sufficient material for use in preclinical toxicology studies and early trials in humans.

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

In November 2013, we received a Notice of Allowance from the United States Patent and Trademark Office (“USPTO”) for a patent for the composition of matter of AAT-Fc 2. The claims contained in this Notice of Allowance cover full-length AAT nucleic acid constructs that encode polypeptide components of the AAT-Fc 2 molecule as well as other AAT fusion polypeptides. The patent was issued in January 2014. In October 2014 we received notice that a third party has requested a reexamination of the patent challenging its validity. All of the claims of the patent will remain valid and in force during the reexamination proceedings. On February 6, 2015 we were informed that the USPTO had reviewed the third party submission and issued a non-final office action. Within this office action, the USPTO has upheld the validity of the patent’s claims for our specific recombinant alpha-1 antitrypsin constructs now in development (including AAT-Fc 2) and several alternative AAT constructs. Although the Office Action has rejected some of the broader more generic patented claims, we will now have the opportunity to argue around these rejections in the coming months. Similar patent applications covering AAT-Fc 2 remain under review in Europe and Canada. Regardless of the outcome of the reexamination, if AAT-Fc 2 is successful in being brought to market, we expect that we would have market exclusivity under applicable intellectual property laws for a minimum of 12 years from the time of introduction in the U.S. and 10 years in Europe. These periods of market exclusivity would extend beyond the life of any AAT-Fc patent currently issued or under review. We believe we are the only company with a fusion protein construct of the p-AAT molecule in active development.

In November 2014, we announced that with our manufacturing partners, Patheon and Sigma-Aldrich Fine Chemicals (SAFC), we successfully identified several high-expression cell lines able to produce AAT-Fc in large enough quantities to be considered commercially viable. This is a significant milestone on our path toward IND-enabling toxicology studies with what we believe to be the first and only pharmaceutically feasible recombinant AAT candidate in 2015.

In December 2014, we entered into the second phase of the work plan with Patheon that covers final clone selection, process, purification and formulation development, and ultimately the manufacture of material appropriate for use in animal toxicology and early human testing. The work entailed in this plan was begun in January 2015 and is estimated to take up to 18 months and $3.7 million to complete. Due to the Company’s limited cash position, in early February 2015 we reached an agreement with Patheon to temporarily suspend our work plan until such time as the Company can raise sufficient funds to confidently continue the effort without interruption. We have incurred a total of $320,000 in billable expenses related to second phase work performed up to the time of suspension and intend to make this payment to Patheon in late February 2015.

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

Going Concern

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. We are currently in the development stage as we have not realized any revenue since inception. To date, our business efforts have been largely dedicated to pursuing additional capital to fund Sponsored Research Agreements (“SRAs”), the initial funding of BioMimetix Pharmaceutical, Inc., an equity investee (“BioMimetix”), prosecution of patent applications, human clinical trials to evaluate the therapeutic effects of p-AAT in the treatment of Type 1 diabetics and GvHD, and preclinical drug development activities for advancement of our recombinant AAT-Fc 2 molecule.

We have incurred net losses since inception, and as of December 31, 2014, had cash and cash equivalents of $852,372, a working capital deficit of $680,714, and an accumulated deficit of approximately $49.8 million, which included non-cash charges of approximately $37.8 million. As of the date of this filing, the Company estimates that it will have spent approximately $600,000 to fund its operating and R&D activities in January and February of 2015. In addition, the face value of all convertible notes outstanding as of the date of this filing totals $3.3 million, of which $1.3 million matures in May, June and October of 2015, and the remaining $2.0 million matures in December 2017 (see Note 2). The Company is continuing its efforts to raise sufficient capital to fund operations and repay outstanding notes as they mature, and we have presented terms to the holders of outstanding convertible notes maturing in 2015 to encourage each to convert their respective notes, and accrued interest, into shares of the Company’s common stock prior to maturity. There is no assurance, however, that we will be successful in these efforts. Taken together, these conditions raise substantial doubt as to our ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Recently Issued Accounting Standard Updates

In August 2014, the FASB issued ASU 2014-15, “Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern” (the “Update”), which amended Accounting Standards Codification (ASC) Topic 205 Presentation of Financial Statements. The Update provides guidance to management on determining when and how to disclose going-concern uncertainties in the financial statements. The Update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to make certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” In making its assessment, management is required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” Reasonably knowable conditions or events are those that can be identified without undue cost and effort. Specific amendments contained within the Update provide a definition of the term substantial doubt, as well as specific principles for considering the mitigating effect of management’s plans. The amendments require certain additional disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. Also required are an express statement and other disclosures when substantial doubt is not alleviated by management’s plans.

The Update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. While early adoption is permitted, the Company has elected not to adopt at this time and is still evaluating the reporting effect of the Update.

We have reviewed other FASB’s Accounting Standard Updates through the filing date of this report and currently do not expect any to have a material impact on our future consolidated financial statements.

NOTE 2 – FINANCING TRANSACTIONS

In April 2014, we secured financing under a private placement offering with Bohemian Investments LLC (“Bohemian”) that enabled the Company to borrow up to $2,000,000 through April 15, 2015. The financing was in the form of a senior secured note (the “Bohemian Note”) due April 24, 2015, convertible into common stock of the Company at the lower of $0.20 per share or 65% of the stock price offered in connection with a public offering of the Company’s common stock. As of December 31, 2014, we have borrowed the full $2,000,000 available to us under the Bohemian Note. In late January 2015, the Bohemian Note was amended to change certain conversion provisions and extend its maturity date to December 31, 2017 (see Note 6).

At the time the Bohemian Note was issued in April 2014, as additional consideration we issued 3,000,000 warrants to purchase the Company’s common stock to BOCO Investments LLC (“BOCO”) an entity related to Bohemian, at an exercise price of $0.01 per share with an April 15, 2015 expiration date, and 1,000,000 warrants to Bohemian at an exercise price of $0.25 per share with an April 15, 2019 expiration date. We also extended the term of three existing warrant agreements with BOCO to December 31, 2019 and reset the exercise price on such warrants to $0.25 per share from prior exercise prices which ranged from $0.50 to $1.50. All new and revised warrants have anti-dilution provisions which would be triggered if the Company subdivides its outstanding common stock shares by recapitalization, reclassification or split-up, or if the Company declares a stock dividend or distributes common stock shares to its shareholders.

We concluded that the conversion feature of the Bohemian Note (the “Conversion Feature”) met the criteria of an embedded derivative and should be bifurcated from the underlying convertible note (host contract) and accounted for as a derivative liability and calculated at fair value. We estimated the fair value of the Conversion Feature on the date of issuance using the Black-Scholes pricing model. The difference between the value assigned to the convertible note and the estimated fair value of the Conversion Feature was assigned to the convertible note. The amount assigned to the Conversion Feature was recorded as a derivative liability with a corresponding debit to debt discount. This discount is amortized over the life of the convertible note. We also concluded that the attached two sets of warrants that were issued to BOCO and Bohemian were “detachable” from the convertible note. The warrant costs are to be included in debt discount and amortized over the life of the convertible note which is one year from the date of the first draw. The estimated fair value of the new warrants was calculated using the Black-Scholes pricing model based on the following assumptions: closing stock price on the date of the first draw from the convertible note, exercise prices as stated above, expected term of the warrants is one to five years, volatility of 161.42% and a risk-free interest rate of 1.64%. The incremental fair value of the warrant modifications were all recorded as a debt discount.

In 2012, Omni issued a total of $1,662,500 Units of debt to twelve investors (including Bohemian) in a private placement at a purchase price of $1.00 per Unit. Each Unit was comprised of a convertible promissory note secured by 0.09 shares of BioMimetix stock owned by the Company, with a principal amount of $1.00, convertible into shares of the Company’s common stock at a price of $0.25 per share (the “2012 Notes”), and a warrant exercisable at $1.50 per share through October 31, 2017 (the “2012 Warrants”).

Future Debt Maturities

All of the 2012 Notes mature in 2015. In November 2013, a 2012 Note with a face value of $100,000 was converted into shares of the Company’s common stock, leaving $1,562,500 in 2012 Notes then outstanding. As of December 31, 2014, six of the eleven remaining holders of the 2012 Notes, with a combined face value of $212,500, converted their respective 2012 Notes, plus all accrued interest, into 1,089,242 shares of the Company’s common stock. The Company accounted for these conversions as extinguishment of debt and recognized a loss of $134,259, equal to the difference between the fair market value of the 1,089,242 shares at their respective date of conversion and the stated conversion price per share of $0.25. Additionally, the 2012 Warrants relating to the 2012 Notes that were converted in December 2014 may now be exercised for 212,500 shares of the Company’s common stock for a price of $0.25 per share, in lieu of the original $1.50 per share. As a result of the re-pricing of these Warrants, the Company recorded an expense of approximately $13,000 in the quarter ending December 31, 2014.

In January 2015, Omni and Bohemian entered into an agreement to amend the Bohemian Note extending its original maturity to December 31, 2017 (see Note 6). As a result of this agreement the Company has reclassified approximately $1.65 million in debt associated with the Bohemian Note from short-term liability to long-term liability in its December 31, 2014 balance sheet.

As of the date of this filing, the future maturities and face amounts owed on all remaining outstanding convertible notes (together, the “Convertible Notes”) over the succeeding five years are as follows:

In calendar year:
2015	$1,300,000
2016	$-
2017	$2,000,000
2018	$-
2019	$-
$3,300,000

NOTE 3 – CONTRACTUAL COMMITMENTS

In April 2014, we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals, LLC, now Patheon (“Services Agreement”) under which certain cell line optimization was performed and further process development work is contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans. The first phase of these activities was performed and completed over a 9 month period ending January 2015. In December 2014, we executed the second phase of these activities which we expect will to be performed and completed over a 16-18 month period at an estimated cost of approximately $3.7 million. The Services Agreement may be terminated by either party with sixty days’ notice, and its timeline for work activity may be delayed or suspended by Omni upon request. As of December 31, 2014, we recorded approximately $410,149 in total expenses associated with the Services Agreement.

Effective April 1, 2014, the Company signed a consulting agreement with Dr. Charles Dinarello, our Chief Scientific Officer. The term of the consulting agreement is twelve months (12) or as long as a Statement of Work (“SOW”) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 25,000 warrants per month beginning April 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 150,000 increments on a semiannual basis starting October 1, 2014. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The consulting agreement also contains customary confidentiality provisions. We recorded $25,149 of share-based compensation expense for 150,000 warrants granted and issued to Dr. Dinarello on October 1, 2014 in accordance with this agreement, and have accrued $22,581 of share-based compensation expense for an additional 75,000 warrants, the value of which were based on the fair market value of the Company’s common stock on December 31, 2014.

On April 17, 2014, the Company entered into a financial advisory and consulting agreement with Dawson James Securities, Inc. (“Dawson”). Dawson will provide financial advisory services as outlined in the agreement, which is in effect until April 17, 2015 unless modified. On April 17, 2014, we issued 200,000 of the Company’s $0.001 par value common stock in payment of a nonrefundable retainer. Based on the market value of the Company’s common stock on April 17, 2014 of $0.265 per share, we recorded a shared-based compensation expense of $53,000. On October 17, 2014, an additional 100,000 shares of common stock were issued to Dawson as final payment under this agreement, at which time we recorded a share-based compensation expense of $19,000.

Effective August 1, 2014, the Company entered into an agreement with Tiberend Strategic Advisors, Inc. (“Tiberend”). Tiberend will provide investor relations and corporate communication services as outlined in the agreement in exchange for a fee of $6,600 a month and warrants. This agreement is in effect for twelve months unless modified by both parties. The warrants will be earned at a rate of 25,000 a month and will be granted and issued in 150,000 increments on a semiannual basis starting February 1, 2015. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The agreement also contains customary confidentiality provisions. As of December 31, 2014, we have accrued $45,223 of share-based compensation expense for 125,000 warrants. The accrued share-based compensation expense recorded for these warrants was adjusted based on the fair market value of the Company’s common stock on December 31, 2014.

Effective September 1, 2014, the Company signed a consulting agreement with Dr. Soohyun Kim. The term of the Consulting Agreement is twelve months (12) or as long as a Statement of Work (“SOW”) is in effect and has not been completed, and may be terminated by either party upon 90 days’ written notice. In consideration for his services under the SOW, he will earn 15,000 warrants per month beginning September 1, 2014 for as long as the contract is in force. The warrants will be granted and issued in 90,000 increments on a semiannual basis starting March 1, 2015. The exercise price of the warrants will equal the fair market value of the Company’s closing stock price at the time of issue. The Consulting Agreement also contains customary confidentiality provisions. As of December 31, 2014, we have accrued $18,065 of share-based compensation expense for 60,000 warrants. The accrued share-based compensation expense recorded for these warrants was adjusted based on the fair market value of the Company’s common stock on December 31, 2014.

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

Effective December 1, 2014, the Company and the RUC entered into an agreement whereby Dr. Dinarello, through his affiliation with the University of Colorado, is to perform scientific research in connection with the preclinical development of AAT-Fc. In consideration for work to be performed, Omni agreed to pay the RUC $210,000 in quarterly payments over the term of the agreement. The term of the agreement is twelve months, but may be cancelled by either party upon thirty days’ notice. As of December 31, 2014, we have accrued $17,500 in Research and Development expense related to this agreement.

In December 2014, we entered into the second phase of the work plan with Patheon that covers final clone selection, process, purification and formulation development, and ultimately the manufacture of material appropriate for use in animal toxicology and early human testing. The work entailed in this plan was begun in January 2015 and is estimated to take up to 18 months and $3.7 million to complete. Due to the Company’s limited cash position, in early February 2015 we reached an agreement with Patheon to temporarily suspend our work plan until such time as the Company can raise sufficient funds to confidently continue the effort without interruption. We have incurred a total of $320,000 in billable expenses related to second phase work performed up to the time of suspension and intend to make this payment to Patheon in late February 2015.

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

Diluted earnings (loss) per share is computed using the weighted-average number of common shares outstanding plus the number of common shares that would be issued assuming exercise or conversion of all outstanding potentially dilutive securities. Potentially dilutive securities are excluded from the calculation when their effect would be anti-dilutive. For all periods presented in the consolidated financial statements, all potentially dilutive securities have been excluded from the diluted share calculations as they were anti-dilutive as a result of the net losses incurred for the respective periods. Accordingly, basic shares equal diluted shares for all periods presented.

As of December 31, 2014, potentially dilutive securities included approximately 25.9 million common stock purchase warrants, and approximately 17.3 million shares issuable from conversion of the Convertible Notes and all related accrued interest. As of December 31, 2013, potentially dilutive securities included approximately 23.0 million common stock purchase warrants, and 6.3 million shares issuable from conversion of the then outstanding Convertible Notes, including accrued interest.

NOTE 5 – SHARE-BASED COMPENSATION

From inception, we have not had an employee stock option plan, but have issued stock purchase warrants on a discretionary basis to employees, directors and outside consultants. The fair value of each warrant award is estimated on the date of grant using the Black-Scholes pricing model. Historically, the expected life of a warrant has been equal to its contractual term, as all of the warrants granted have underlying shares that are not registered and have additional trading restrictions. Further, for warrants granted to directors and officers, vested warrants are not forfeited in the circumstance of departure from the Company. Expected volatility is estimated based on a review of the Company’s historical stock price volatility. The risk-free interest rate is based on the yield on the grant measurement date of a traded zero-coupon U.S. Treasury bond, as reported by the U.S. Federal Reserve, with a term approximating the expected term of the respective warrant.

For a description of the following agreements with share-based compensation provisions, see “NOTE 3 – CONTRACTUAL COMMITMENTS” which descriptions are herein incorporated by reference: Dr. Charles Dinarello, Dr. Soohyun Kim, Dawson, and Tiberend.

The weighted-average grant date fair value of warrants issued as stock-based compensation during the three months ended December 31, 2014 and 2013 was $0.21 and $0.0 per share, respectively.

Share-based compensation related to warrants and restricted stock units issued or accrued for the three months and nine months ended December 31, 2014 and 2013 was as follows:

	For the three months		For the nine months
	ended December 31,		ended December 31,
	2014	2013	2014	2013
Employee and directors	$20,550	$102,768	$82,200	$412,259
Outside consultants	$86,334	$-	$220,519	$61,814
	$106,884	$102,768	$302,719	$474,073

A summary of activity related to warrants issued to employees, directors and consultants under share-based compensation agreements for the nine months ended December 31, 2014 is as follows:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term (in	Intrinsic
	Shares	Price	years)	Value
Outstanding at March 31, 2014	9,259,678	$0.89	4.40	235,500
Granted	900,000	$0.24	6.27	203,568
Exercised	(10,000)	$0.21	4.25	1,600
Forfeited/expired/cancelled	(198,000)	$2.58	n/a	-
Outstanding at December 31, 2014	9,951,678	$0.80	3.99	437,468
Vested and exercisable at December 31, 2014	9,451,678	$0.85	3.95	372,468

A summary of activity related to warrants issued to investors for the nine months ended December 31, 2014 is as follows:

Number of
Investor
Warrants
Outstanding and exercisable at March 31, 2014	13,143,458
Granted	4,000,000
Exercised	-
Forfeited/expired/cancelled	(1,444,260)
Outstanding and exercisable at December 31, 2014	15,699,198

NOTE 6 – SUBSEQUENT EVENTS

Effective January 1, 2015, Omni and Bruce E. Schneider, Chief Executive Officer of the Company, entered into an Amendment to Employment Agreement (the “Amendment”), pursuant to which the employment agreement between the Company and Dr. Schneider was amended to (i) extend the term of the employment agreement to December 31, 2015; (ii) revise the per share price under which Dr. Schneider may exercise his existing 1,500,000 performance investment warrant from $1.00 to the lower of the closing market price of the Company’s common stock on the date of the respective vesting milestone or $0.20, contingent upon his continued employment with the Company on each milestone date; and (iii) to award Dr. Schneider an additional time vesting warrant with a seven year term to purchase up to 1,500,000 shares of Omni common stock at a per share exercise price of $0.37, the closing price of the common stock on January 1, 2015. The warrant will vest in one-third increments on January 1, 2015, January 1, 2016 and January 1, 2017 with the latter two vestings contingent upon Dr. Schneider’s continued employment with the Company on each milestone date. The warrant is subject to an anti-dilution feature that causes the issuance of additional warrants to Dr. Schneider to compensate for the dilution of the warrant from the sale or issuance of securities in future equity or equity-based offerings.

In January 2015, Omni and Bohemian amended the Bohemian Note as follows: (i) the maturity date of April 25, 2015 was extended to December 31, 2017 (the “Revised Maturity Date”), (ii) Bohemian will have the option, but not the obligation, to convert the full amount of the Bohemian Note amount into shares of Omni’s common stock at the fixed conversion price of $0.20 per share (replacing its existing option to convert into lesser of $0.20 or, in the event of a follow-on public offering of the company’s Omni’s common stock effected in conjunction with the “up-listing” of the company’s Omni stock to the NASDAQ Capital Market or the NYSE MKT exchange, on lender-approved terms, sixty-five percent (65%) of the price per share of common stock offered to the public); and (iii) in the event that Omni issues securities and raises capital in excess of $6 million prior to the Revised Maturity Date (“New Securities”), the total amount will automatically convert into, at Bohemian’s selection, either (a) shares of Omni’s common stock at a conversion price of $0.20 per share, or (b) the New Securities at the lowest price paid for the New Securities. In exchange for these modifications, Omni has agreed to the following additional debt covenants: (i) the Company is to timely file with the Securities and Exchange Commission all annual and quarterly reports on Form 10-K and Form 10-Q as may be required under the Securities Exchange Act of 1934, as amended; (ii) Omni is to complete its annual audit for the preceding fiscal year no later than ninety days after the end of such fiscal year; and (iii) Omni is to ensure that the Company’s accounts payable do not exceed its cash position and provide monthly verification to Bohemian regarding the same.

In January 2015, the Company engaged Spencer Edwards, Inc. to offer and sell to qualified, accredited investors up to $1 million of Units consisting of 12% Secured Convertible Promissory Notes (“2015 Notes”) and warrants to purchase shares of Omni’s common stock equal to 10% of the face value of 2015 Notes sold (“2015 Warrants”). The offering is to be conducted on a “best-efforts” basis. In consideration for its services, Spencer Edwards will receive a sales commission of 10% of the gross proceeds of the total face value of 2015 Notes sold by it or its selected brokers. As additional consideration, Spencer Edwards will also receive warrants to purchase common shares equal in number to 10% of the total number of common shares to be issued upon conversion of the 2015 Notes and 2015 Warrants. Spencer Edwards’ warrants will contain a “cashless” provision, piggy-back registration rights, and customary anti-dilution provisions (for splits and dividends).

As of December 31, 2014, six of the eleven remaining holders of 2012 Note Holders, with a combined face value of $212,500, converted their respective 2012 Notes, plus all accrued interest, into 1,089,242 shares of the Company’s common stock. In January 2015, one of the remaining five 2012 Note Holders, owning a note with a face value of $50,000, converted his note, plus all accrued interest, into 256,722 shares of the Company’s common stock.

In December 2014, we entered into the second phase of the work plan with Patheon that covers final clone selection, process, purification and formulation development, and ultimately the manufacture of material appropriate for use in animal toxicology and early human testing. The work entailed in this plan was begun in January 2015 and is estimated to take up to 18 months and $3.7 million to complete. Due to the Company’s limited cash position, in early February 2015 we reached an agreement with Patheon to temporarily suspend our work plan until such time as the Company can raise sufficient funds to confidently continue the effort without interruption. We have incurred a total of $320,000 in billable expenses related to second phase work performed up to the time of suspension and intend to make this payment to Patheon in late February 2015.

On February 6, 2015 we were informed that the USPTO had reviewed the third party request for reexamination of our issued composition of matter patent covering AAT-FC 2 and issued a non-final office action. Within this office action, the USPTO has upheld the validity of the patent’s claims for our specific recombinant alpha-1 antitrypsin constructs now in development (including AAT-Fc 2) and several alternative AAT constructs. Although the Office Action has rejected some of the broader more generic patented claims, we will now have the opportunity to argue around these rejections in the coming months.

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

We hold licenses for method of use issued patent claims for the use of p-AAT in the treatment of diabetes, certain bacterial and viral diseases, and cellular transplantation and graft rejection, which include reducing the risk of a non-organ transplant rejection, reducing the risk of developing graft versus host disease (“GvHD”) and for treating GvHD in patients who have received a cornea, bone marrow, stem cell or pancreatic islet cell transplant. In addition, we hold licenses for method of use patent application claims for the use of p-AAT in the treatment of myocardial remodeling. Our goal is to sublicense these patents and patent applications to various p-AAT manufacturers, of which there are four. The timing of such sublicensing is likely to be dependent upon the generation of robust clinical data sufficient to warrant label claims to the existing package inserts for the currently marketed p-AAT products.

In 2011, we began funding research and development of a synthetic form of AAT (“AAT-Fc”). We believe the successful characterization and development of a recombinant AAT-Fc fusion molecule would afford us with a patentable composition of matter that could be introduced into the current p-AAT market as well as for a wide variety of clinical indications, including but not limited to, Type 1 diabetes, graft vs host disease following bone marrow transplantation and chronic gout. The currently manufactured versions of p-AAT require weekly IV dosing in a doctor’s office or infusion clinic and cost in excess of $100,000 per year. We believe our recombinant form of AAT will provide significant advantages over p-AAT in terms of duration of action, cost to manufacture, purity and selling price. Most importantly, our recombinant form of AAT has been shown to be 40-50x more potent than p-AAT in animal models of gout, inflammatory bowel disease and myocardial infarction, suggesting the potential for simple subcutaneous dosing.

We are considering several options for the initial clinical trials of AAT-Fc 2, with Type 1 diabetes and GvHD currently being among the most likely. To facilitate this effort, in April 2014 we announced the execution of a multi-phase contract manufacturing services agreement with Patheon under which certain cell line optimization and process development work have been, or will be performed for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans.

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

On October 16, 2014, Omni received notice from the United States Patent and Trademark Office (“USPTO”) that the USPTO has granted a Request for Ex Parte Reexamination (the “Request”) of composition of matter patent issued in January 2014 that covers various recombinant AAT forms connected with the polypeptide AAT-Fc molecule. The Request, submitted by an unidentified third party, contains various prior art references alleged to invalidate our patent. The reexamination process requires the USPTO to consider the scope and validity of the patent based on what it deems to be substantial new questions of patentability raised by the third party. All claims of the patent will remain valid and in force during the reexamination proceedings. On February 6, 2015 we were informed that the USPTO had reviewed the third party submission and issued a non-final office action. Within this office action, the USPTO has upheld the validity of the patent’s claims for our specific recombinant alpha-1 antitrypsin constructs now in development (including AAT-Fc 2) and several alternative AAT constructs. Although the Office Action has rejected some of the broader more generic patented claims, we will now have the opportunity to argue around these rejections in the coming months. Regardless of the ultimate outcome of the reexamination, if our AAT-Fc 2 lead molecule is successful in being brought to market, it is expected that we would have market exclusivity under applicable intellectual property laws for a minimum of twelve years from the time of introduction in the U.S. and ten years in Europe. These periods of market exclusivity would extend beyond the life of any AAT-Fc patent currently issued and under review. Nonetheless, a narrowing or elimination of the patent claims in our AAT-Fc patent may have a negative impact on future business and operating results.

In November 2014, we announced that with our manufacturing partners, Patheon and Sigma-Aldrich Fine Chemicals (SAFC), we successfully identified several high-expression cell lines able to produce Omni Bio’s novel recombinant alpha-1 antitrypsin molecule (AAT-Fc) in large enough quantities to be considered commercially viable. This is a significant milestone on our path toward IND-enabling toxicology studies with what we believe to be the first and only pharmaceutically feasible recombinant AAT candidate in 2015.

In December 2014, we entered into the second phase of the work plan with Patheon that covers final clone selection, process, purification and formulation development, and ultimately the manufacture of material appropriate for use in animal toxicology and early human testing. The work entailed in this plan was begun in January 2015 and is estimated to take up to 18 months and $3.7 million to complete. Due to the Company’s limited cash position, in early February 2015 we reached an agreement with Patheon to temporarily suspend our work plan until such time as the Company can raise sufficient funds to confidently continue the effort without interruption. We have incurred a total of $320,000 in billable expenses related to second phase work performed to the time of suspension and intend to make this payment to Patheon in late February.

Potential therapeutic indications for our AAT-Fc 2 molecule and our estimates of the molecule’s potential peak annual sales in the combined U.S. and European markets are:

●	Type 1 diabetes (early onset) – $1 billion+
●	Complications due to bone marrow transplantation (GvHD) - $500 million+
●	Gout (treatment refractory) - $1 billion+

These revenues could be realized by Omni if it were solely responsible for commercialization and marketing AAT-Fc; alternatively, Omni could potentially receive a portion of such revenues in the form of royalties if AAT-Fc was commercialized and brought to market by a third party. Other significant therapeutic markets could include rheumatoid arthritis, chronic obstructive pulmonary disease (“COPD”) and cardiac remodeling.

Significant Trends, Uncertainties and Challenges

We believe that the significant trends, uncertainties and challenges that directly or indirectly affect our financial performance and results of operations include, but are not limited to:

●	Our ability to raise sufficient capital to fund our operations, future research and development of AAT-Fc 2, and repay our Convertible Notes over the next one to two quarters;
●	The continued expected growth in the biopharmaceutical sector;
●	Our ability to obtain and protect patents covered under our license agreements;
●	Our ability to file and receive additional patent applications for new AAT-Fc compounds that we may discover;
●	Our ability to file for an Investigational New Drug (IND) application for AAT Fc 2 with the FDA;
●	Our ability to devote our resources to therapies that are the most likely to result in commercialization; and
●	Our ability to shepherd potential therapies through the FDA approval process.

Results of Operations – For the Three Months Ended December 31, 2014 Compared to the Three Months Ended December 31, 2013

The following discussion relates to our operations for the three months ended December 31, 2014 (the “December 2014 quarter”) as compared to the three months ended December 31, 2013 (the “December 2013 quarter”).

General and administrative expenses - General and administrative expenses for the December 2014 quarter were $410,258, which included $106,884 of share-based compensation, as compared to $410,248 for the December 2013 quarter, which included $102,768 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for the December 2014 quarter were $303,374 as compared to $ $307,481 for the December 2013 quarter, a decrease of $4,107, or approximately 1.3%. This decrease was primarily due to lower expenses in the December 2014 quarter most notably in royalty expenses which were lower by approximately $40,000 and accounting fees which were lower by approximately $22,500. Decreases in these expenditures, however, were partially offset by period to period higher investor relations expense of approximately $50,300, and higher business insurance premiums of $4,337.

Research and development expenses – Research and development expenses for the December 2014 quarter were $111,906 as compared to $36,250 for the December 2013 quarter. The increase of $75,656 was primarily due to the execution in April 2014 of a multi-phase contract manufacturing services agreement with Patheon, under which certain cell line work was performed for our AAT-Fc 2 molecule.

Non-operating income (expenses) – Net non-operating expenses for the December 2014 quarter were $876,837 as compared to $308,899 for the December 2013 quarter, an increase of $567,938 that was associated with the 2012 Notes and the Bohemian Note issued in 2014. The total increase in expenses was related to the amortization of debt discounts and debt issuance costs, interest expense, the net changes from period to period in the estimated fair values of embedded derivative liabilities, and loss on the extinguishment of debt realized upon conversion of certain 2012 Notes.

Results of Operations – For the Nine Months Ended December 31, 2014 Compared to the Nine Months Ended December 31, 2013

The following discussion relates to our operations for the nine months ended December 31, 2014 (the “December 2014 nine months”) as compared to the nine months ended December 31, 2013 (the “December 2013 nine months”).

General and administrative expenses - General and administrative expenses for the December 2014 nine months were $ 1,198,311 which included $302,719 of share-based compensation, as compared to $1,453,018 for the December 2013 nine months, which included $474,073 of share-based compensation. As we have disclosed in prior filings, management views the exclusion of share-based compensation from general and administrative expense as an important non-GAAP measure. As a development stage company, we believe that excluding the impact of share-based compensation better reflects the recurring economic characteristics of our business to shareholders and potential investors. Accordingly, excluding share-based compensation, general and administrative expenses for the December 2014 nine months were $895,592 as compared to $978,945 for the December 2013 nine months, a decrease of $83,353 or approximately 8.5%. This change was primarily due to decreases in officer salaries and related taxes of approximately $58,700, and consulting fees of approximately $77,900. Decreases in these expenditures were partially offset by higher period to period expenses of $39,300 related to investor relations activities, and $13,300 related to higher business insurance premiums paid.

Research and development expenses – Research and development expenses for the December 2014 nine months were $470,687 as compared to $162,838 for the December 2013 nine months. This increase of $307,849 was primarily due to the execution in April 2014 of a multi-phase contract manufacturing services agreement with Patheon under which certain cell line work was performed for our AAT-Fc 2 molecule.

 Non-operating income (expenses) – Net non-operating expenses for the December 2014 nine months were $1,553,353 as compared to $460,572 for the December 2013 nine months, an increase of $1,092,781 that was associated with the 2012 Notes and the Bohemian Note issued in April 2014. The total increase in expenses was related to amortization of debt discounts and debt issuance costs, interest expense, the net changes in the estimated fair values of embedded derivative liabilities, and loss on the extinguishment of debt realized upon conversion of certain 2012 Notes.

Liquidity and Capital Resources

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate our continuation as a going concern, whereby the realization of assets and liquidation of liabilities are in the ordinary course of business. However, the report of our independent registered public accounting firm on our consolidated financial statements, as of and for the year ended March 31, 2014, contains an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern. The “going concern” qualification resulted from, among other things, our development-stage status, no revenue recognized since inception, our net losses since inception and the outstanding and currently anticipated contractual commitments for research and development efforts. As of December 31, 2014, our focus continues to be on raising capital to fund current operations and research and development efforts on AAT-Fc through to submission of our IND to the FDA. There is no assurance that we will be able to raise additional or sufficient capital to meet these purposes. Additionally, the Company continues to be focused on realizing the conversion of all of our Convertible Notes which mature in 2015, but there is no assurance that we will be successful. Failure to convert all of the Convertible Notes or to raise sufficient additional capital to retire these notes would likely result in our defaulting on these secured obligations. As of December 31, 2014, we had a deficit accumulated from inception of approximately $49.8 million, which included total non-cash charges from inception of approximately $37.8 million, and we had a working capital deficit of $680,714. These conditions raise substantial doubt as to our ability to continue as a going concern. These unaudited consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might be different should we be unable to continue as a going concern.

Prior Financings

We continue to amortize prior debt discounts and interest related to prior financings. For the nine months ended December 31, 2014, we recorded non-cash transactions related to the amortization of debt discounts and debt issuance costs of $937,105, of which $744,802 was associated with related party debt. In addition, for this period we recorded total accrued interest of 208,955 of which $174,108 was associated with related party debt.

 Prior Placement Agreement with Bohemian Investments, LLC

As of December 31, 2014, we have borrowed $2,000,000 from Bohemian under the Bohemian Note and have recorded $91,231 of accrued related party interest associated with this borrowing. In addition, we have amortized related party debt discounts associated with this borrowing in the amount of $291,531. Company expects to use funds remaining from this borrowing to pay our monthly administrative expenses and fund ongoing research and development efforts, most notably those associated with the Patheon manufacturing and services agreement. As of December 31, 2014, we have no commitments for additional financing.

Cash and Cash Equivalents

We consider all liquid investments purchased within 90 days of their original maturity to be cash equivalents. Our cash and cash equivalents at December 31, 2014 and March 31, 2014 were $852,372 and $271,427, respectively.

Cash Flows from Operating Activities

For the nine months ending December, 2014, total net cash used in operating activities was $1,421,155, of which $470,678 in cash payments were made for Research and Development, and $950,477 were used to fund operating expenses which included $229,550 for royalty and patent related expenses, $186,470 for payroll and related expenses, $109,625 for various consulting services, $87,370 related to public investor relations, and another $57,424 for accounting and auditing related services. Other uses of cash for this period included the payment of $124,389 representing annual premiums on the Company’s director and officer liability insurance and the Company liability and umbrella policies.

For the nine months ending December 2013, total net cash used in operating activities was $1,219,573, of which $162,838 in cash payments was used to fund Research and Development activities and $1,056,735 was used to fund operating expenditures. Cash operating expenditures for this period included $236,496 for royalty and patent expenses, $245,175 for payroll and related expenses, $187,500 for consulting and advisory services, $111,127 for annual premium on the Company’s director and officer liability insurance policy, and $61,600 for accounting and auditing fees.

Cash Flows from Financing Activities

For the nine months ending December 2014, we had net cash provided by financing activities of $2,002,100. This was related primarily to the Bohemian Note described above. For the nine months ending December 2013, we generated $1,361,398 of cash from the sale of common stock through a private placement, net of offering costs of approximately $179,000.

Current Cash Commitments

In April 2014, we announced the execution of a multi-phase contract manufacturing services agreement with Gallus BioPharmaceuticals, LLC, now Patheon (“Services Agreement”) under which certain cell line optimization and process development work are contemplated for our AAT-Fc 2 molecule. The ultimate goal is to have Patheon manufacture material for use in preclinical toxicology studies and early trials in humans. The first phase of these activities was performed and completed over an 8 month period ending January 2015. In December 2014, we executed the second phase of these activities which we expect will to be performed and completed over a 16-18 month period at an estimated cost of approximately $3.7 million. Due to the Company’s limited cash position, in early February 2015 we reached an agreement with Patheon to temporarily suspend our work plan until such time as the Company can raise sufficient funds to confidently continue the effort without interruption. We have incurred a total of $320,000 in billable expenses related to second phase work performed up to the time of suspension and intend to make this payment to Patheon in late February 2015.

Effective December 1, 2014, the Company and the RUC entered into an agreement whereby Dr. Dinarello, through his affiliation with the University of Colorado, is to perform scientific research in connection with the preclinical development of AAT-Fc. In consideration of work to be performed, Omni agreed to pay RUC $210,000 which we intend to pay quarterly over the term of the agreement. The agreement has a term of twelve months, but may be cancelled by either party upon thirty days’ notice. As of December 31, 2014, we have accrued $17,500 in Research and Development expense related to this agreement.

We expect that our cash on hand will allow us to fund our operations and limited research and development initiatives through the fiscal year ending March 31, 2015. However we will need additional capital to continue operations and the preclinical development and early clinical development of our AAT-Fc program. Funding of the AAT-Fc program is anticipated to require additional capital in the range of $10 million through phase 1 trials currently targeted to begin in 2016. Additional capital of approximately $1.73 million is also required to retire the secured Convertible Notes as they mature in 2015, if not already then converted or their maturity dates extended. There is no assurance that we will be successful in raising a sufficient level of capital to meet these purposes in a timely basis, on acceptable terms, or at all. Failure to obtain additional capital would have a material adverse impact on our ability to continue our research and development efforts and fund our operating expenses beyond March 31, 2015, and such failure would likely cause us to cease operations and not continue as a going concern. Additionally, failure to realize the conversion of the Convertible Notes or sufficiently extend their maturity or raise adequate capital to retire the Convertible Notes as they mature would have a material adverse impact on our ability to continue as a going concern.

We continue to approach other pharmaceutical or life science companies for funding a portion of our AAT-Fc program, and potentially funding initial human studies. Such a partnership(s) or strategic investment could potentially reduce our need to raise external capital. There is no guarantee that we will be successful in creating or maintaining a strategic partner for our AAT-Fc program or that we would obtain adequate or any funding from such a relationship.

Contractual Obligations

The following table presents our contractual obligations as of the date of this filing. Long-Term Debt Obligations relates to Convertible Notes and Purchase Obligations are invoices received which are associated with the Services Agreement with Patheon.

	Payments due by period
	Total	Less than one year	1-3 years
Long-Term Debt Obligations, including accrued interest	$4,095,492	$1,730,300	$2,365,192
Purchase Obligations	$320,000	$320,000	$-
	$4,415,492	$2,050,300	$2,365,192

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

In August, 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern (the “Update”), which amended Accounting Standards Codification (ASC) Topic 205 Presentation of Financial Statements. The Update provides guidance to management on determining when and how to disclose going-concern uncertainties in the financial statements. The Update requires management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued, and to make certain disclosures if “conditions or events raise substantial doubt about the entity’s ability to continue as a going concern.” In making its assessment, management is required to evaluate “relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.” Reasonably knowable conditions or events are those that can be identified without undue cost and effort. Specific amendments contained within the Update provide a definition of the term substantial doubt, as well as specific principles for considering the mitigating effect of management’s plans. The amendments require certain additional disclosures when substantial doubt is alleviated as a result of consideration of management’s plans. Also required are an express statement and other disclosures when substantial doubt is not alleviated by management’s plans.

The Update applies to all entities and is effective for annual periods ending after December 15, 2016, and interim periods thereafter. While early adoption is permitted, the Company has elected not to adopt at this time and is still evaluating the reporting effect of the Update.

Item 4. Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014, and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

Change in Internal Control over Financial Reporting

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) was formed in 1985 and is a joint initiative of several private sector organizations to support the National Commission on Fraudulent Financial Reporting (the Treadway Commission). The organization is currently recognized in the United States as providing leading guidance for designing, implementing and conducting internal control and assessing its effectiveness. In May 2013, COSO published an update to its original 1992 “Internal Control Framework” which broadens the application of internal control in addressing operations and reporting objectives, and expounds on the requirements for determining what constitutes effective internal control. In response to this update, Omni initiated and completed the reevaluation of its internal control policies in November 2014 and, as a consequence, updated its internal controls to formalize oversight of our external consultants and vendors, and clarify internal reporting structures.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 17, 2014, the Company entered into a financial advisory and consulting agreement with Dawson James Securities, Inc. (“Dawson”). Dawson will provide financial advisory services as outlined in the agreement, which is in effect for twelve months unless modified by both parties. On October 30, 2014, an additional 100,000 shares of Omni common stock were issued to Dawson James as final payment under this agreement.

In October 2014, Dr. Charles Dinarello, the CSO and an officer of the Company, exercised 10,000 warrants granted to him on October 1, 2014 at the contractual price of $0.21 per share. As a result of his exercise, the Company issued 10,000 additional shares of its common stock.

In December 2014, certain holders of the 2012 Notes with an aggregate face value of $212,500 converted their respective notes, plus accrued interest, into 1,089,242 shares of the Company’s common stock. In January 2015, an additional 2012 Note Holders, owning a note with a face value of $50,000, converted his note, plus all accrued interest, into 256,722 shares of the Company’s common stock. The 262,500 warrants that were originally issued to these note holders in connection with their respective notes may now be exercised for a price of $0.25 per share of the Company’s common stock, in lieu of the original $1.50 per share.

The issuance of the securities described above were effected in reliance on the exemption for sales of securities not involving a public offering, as set forth in Regulation D under the Securities Act of 1933, as mended (the “Securities Act”) and in Section 4(2) of the Securities Act.

Item 6. Exhibits

EXHIBIT #                  DESCRIPTION

3.1	Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 filed on March 2, 2007).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 5, 2010).

3.3	Articles of Amendment for Across America Financial Services, Inc. (Incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K filed on June 2, 2009).

4.1	Amended Secured Convertible Promissory Note dated April 25, 2014 issued to Bohemian Investments, LLC. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on February 2, 2015).

10.1

Loan and Warrant Purchase Agreement dated April 25, 2014 between Bohemian investments, LLC. and Omni Bio Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on April 25, 2014).

10.2	Modification and Exchange Agreement dated January 23, 2015 between Bohemian Investments, LLC. and Omni Bio Pharmaceutical, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on February 2, 2014).

31.1	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32.1	Certification of Chief Executive and Financial Officer Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

February 17, 2015	By: /s/ Bruce E. Schneider
Bruce E. Schneider
Chief Executive Officer
(Principal Executive Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

OMNI BIO PHARMACEUTICAL, INC.

February 17, 2015	By: /s/ John Riccardi
John Riccardi
Chief Financial Officer
(Principal Financial and Accounting Officer)